Form 10-K
period 2024-06-30
Foxx Development Holdings Inc.
filed 2024-10-24
CIK 2013807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  001-42285

FOXX DEVELOPMENT HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	99-5119494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13575 Barranca Parkway C106, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 201-962-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FOXX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	FOXXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Based on paragraph (iv) of the smaller reporting company definition under Rule 12b-2, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of October 2, 2024, was $26,670,403.8.

The number of shares of the common stock of the registrant issued and outstanding as of October 22, 2024 was 7,280,597 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACRI CAPITAL ACQUISITION CORPORATION

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

i

FORWARD LOOKING STATEMENTS

This Annual Report (the “Annual Report”) on Form 10-K of Foxx Development Holdings Inc. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	the projected financial information, anticipated growth rate, and market opportunities of the Registrant;

●	the ability to maintain the listing of our Common Stock and Warrants on Nasdaq;

●	Our public securities’ potential liquidity and trading;

●	Our ability to raise financing in the future;

●	Our success in retaining or recruiting, or changes required in, officers, key employees, or directors;

●	potential effects of extensive government regulation;

●	Our future financial performance and capital requirements;

●	the impact of supply chain disruptions;

●	high inflation rates and interest rate increases;

●	factors relating to our business, operations, and financial performances, including:

●	Our ability to compete in a changing industry and respond quickly and cost-effectively to new or emerging technologies and changes in customer requirements;

●	Our ability to generate the earnings necessary to fund our operations, continue to grow our business or repay our debt obligations;

●	Our ability to establish successful relations with third-party distributors or sales agents;

●	Changes in government regulations, including related to the Affordable Connectivity Program (ACP) and the Lifeline Program;

●	Our ability to introduce new products that achieve market acceptance and keep pace with technological developments;

●	Our ability to develop and maintain intellectual property rights;

●	Our ability to raise additional capital in the future to finance our planned growth.

ii

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

This Annual Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

On September 26, 2024 (the “Closing”), Acri Capital Acquisition Corporation, a Delaware corporation (“ACAC”) consummated a previously announced business combination pursuant to the terms of the business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among ACAC, Acri Capital Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of ACAC (the “Purchaser”), Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), and Foxx Development Inc., a Texas corporation (“Foxx”), pursuant to which (i) ACAC merged with and into Purchaser (the “Reincorporation Merger”), and (ii) Foxx merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and the transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”. Upon Closing, the Purchaser was renamed as “Foxx Development Holdings Inc.” (the “Registrant”).

Unless the context otherwise requires, all references in this Annual Report to “we,” “us,”, “our” or the “Company” refer to the business and operations of Foxx and its subsidiaries prior to consummation of the Business Combination and to Foxx Development Holdings Inc., the Registrant, and its subsidiaries following the consummation of the Business Combination.

iii

PART I

ITEM 1. BUSINESS

Overview

Foxx Development Holdings Inc. was incorporated under the name “Acri Capital Merger Sub I Inc.” as a Delaware corporation on November 13, 2023.

On September 26, 2024 (the “Closing”), Acri Capital Acquisition Corporation, a Delaware corporation (“ACAC”) consummated a previously announced business combination pursuant to the terms of the business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among ACAC, Acri Capital Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of ACAC (the “Purchaser”), Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), and Foxx Development Inc., a Texas corporation (“Foxx”), pursuant to which (i) ACAC merged with and into Purchaser (the “Reincorporation Merger”), and (ii) Foxx merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and the transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”.

Upon Closing, the Purchaser was renamed as “Foxx Development Holdings Inc.” (the “Registrant”), and the Merger Sub was renamed as “Foxx Development Inc.” (the “Operating Subsidiary”).

The Business Combination

Immediately prior to the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), which was on September 25, 2024, one business day prior to the Closing, (i) each issued and outstanding ACAC unit was automatically separated into one (1) share of ACAC Class A common stock and one-half (1/2) of one ACAC warrant, and (ii) each share of ACAC Class A common stock held by ACAC stockholders who validly redeemed their shares of ACAC Class A common stock (each “ACAC Redeeming Share”) was automatically cancelled and ceased to exist and thereafter represented only the right to be paid a pro-rata redemption price.

●	At the Reincorporation Merger Effective Time on September 25, 2024, (i) each share of ACAC Class A or Class B common stock issued and outstanding (other than ACAC Redeeming Shares) was converted automatically into one (1) share of common stock of the Registrant, par value $0.0001 per share (the “Common Stock”), and (ii) each issued and outstanding ACAC warrant was converted automatically into one (1) redeemable warrant of the Registrant, exercisable for one (1) share of the Registrant’s Common Stock at an exercise price of $11.50 per share (the “Warrant”).

●	At the Closing on September 26, 2024, by virtue of the Acquisition Merger and the Business Combination Agreement, and without any action on the part of any party to the Business Combination Agreement or affiliate or security thereof, the issued and outstanding shares of common stock of Foxx (“Foxx Common Stock”) held by exiting holders of Foxx common stock (the “Foxx Stockholders”) immediately prior to the Closing (including shares of Foxx Common Stock issuable upon conversion of the principal and accrued interest of promissory notes of Foxx issued in the Transaction Financing, as defined below) were cancelled and automatically converted into (i) the right to receive, without interest, the applicable portion of 5,000,000 shares of the Registrant’s Common Stock (the “Closing Payment Stock”, 500,000 of which are subject to the Escrow Arrangement noted below), and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined below), if, as and when payable in accordance with the earnout provisions of the Business Combination Agreement.

Pursuant to the Business Combination Agreement, 500,000 shares of the Closing Payment Stock in aggregate will be deposited (the “Escrow Arrangement”) to a segregated escrow account and released to the Foxx Stockholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program (ACP) managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

Additionally, the Foxx Stockholders may be entitled to receive “Earnout Shares”, which refer to 4,200,000 shares of the Registrant’s Common Stock, subject to the vesting schedule as follows:

●	(i) in connection with the financial performance for the fiscal year ending June 30, 2024:

(A) 700,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the Registrant’s audited consolidated financial statements for the fiscal year ending June 30, 2024 (“2024 Registrant Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by the Registrant after Closing, reflect revenue of the Registrant for the fiscal year ending June 30, 2024 (the “Registrant 2024 Revenue”) no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

(B) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the Registrant 2024 Revenue reflected in the 2024 Registrant Audited Financial Statements is no less than $84,000,000 (including $84,000,000) and less than $100,000,000 (excluding $100,000,000);

(C) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the Registrant 2024 Revenue reflected in the 2024 Registrant Audited Financial Statements is no less than $100,000,000 (including $100,000,000);

provided, however, that the Earnout Shares will be issued and delivered pursuant to one paragraph from (i)(A)-(i)(C) above only once; and

●	(ii) In connection with the financial performance for the fiscal year ending June 30, 2025:

(A) 700,000 Earnout Shares will be issued to Foxx Shareholders on a pro rata basis if and only if the Registrant’s audited consolidated financial statements for the fiscal year ending June 30, 2025 (“2025 Registrant Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by the Registrant after Closing, reflect revenue of the Registrant for the fiscal year ending June 30, 2025 (the “Registrant 2025 Revenue”) no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

(B) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the Registrant 2025 Revenue reflected in the 2025 Registrant Audited Financial Statements is no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

(C) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the Registrant 2025 Revenue reflected in the 2025 Registrant Audited Financial Statements is no less than $115,000,000 (including $115,000,000);

provided, however, that the Earnout Shares will be issued and delivered pursuant to one paragraph from (ii)(A) to (ii)(C) above only once.

The ACAC securities previously traded on Nasdaq were delisted without any action needed to be taken on the part of the holders of such securities and are no longer traded on Nasdaq following the Closing. On September 27, 2024, one business day after the Closing, the Registrant’s Common Stock and Warrant became listed on the Nasdaq Capital Market (“Nasdaq”) under trading symbols “FOXX” and “FOXXW,” respectively.

In addition, pursuant to that certain amendment to the Underwriting Agreement, by and between EF Hutton LLC and ACAC, dated February 20, 2024, 43,125 shares of the Registrant’s Common Stock were issued to EF Hutton LLC at the Closing.

Unless the context otherwise requires, all references in this Annual Report to “we,” “us,”, “our” or the “Company” refer to the business and operations of Foxx and its subsidiaries prior to consummation of the Business Combination and to the Registrant and its subsidiary (the Operating Subsidiary) following the consummation of the Business Combination.

The Transaction Financing

In consideration of market conditions, pursuant to the Business Combination Agreement, the parties agreed to use commercially best efforts to secure financing to pay transaction expense and working capital of New Foxx, including without limitation, a PIPE financing, private financing, redemption waiver, convertible debt, forward purchase agreement, backstop, or equity line of credit (collectively, the “Transaction Financing”).

On June 21, 2023, Foxx Development Inc., a Texas corporation (“Foxx”), issued a promissory note (“Note 1”) to New Bay Capital Limited (“New Bay”), in the principal amount of $2 million with an interest rate of 7% per annum, convertible into shares of Foxx common stock at $30.00 per share upon the listing of Foxx common stock through an initial public offering. On December 21, 2023, Foxx issued another promissory note (“Note 2”) to New Bay in the principal amount of $2 million with the same terms and conditions as Note 1.

In connection with the Business Combination Agreement and all the transaction contemplated therein (the “Business Combination”), in the spring of 2024, Foxx and ACAC reached out to New Bay to seek its interest in participating in further financing in connection with the Business Combination.

After negotiations with New Bay, On March 15, 2024, Foxx and New Bay agreed to an amendment to Convertible Note Agreement, to amend Note 1 and Note 2 to remove the lock-up provisions as provided therein and allow the unpaid principal and accrued interest on Note 1 and Note 2 to convert to Foxx common stock immediately prior to the closing of the Business Combination. New Bay also subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively, the “New Bay Notes”).

On March 15, 2024, Foxx and New Bay amended the terms of the Note 1 and Note 2 accordingly and New Bay subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively “New Bay Notes”).

On February 20, 2024, New Bay introduced Foxx to BR Technologies PTE, Ltd. (“BR Technologies”), a Singapore-based company. On May 30, 2024, Foxx, BR Technologies and Grazyna Plawinski Limited (“Grazyna”) entered into a securities purchase agreement for issuance of promissory notes in the amount of up to $9.0 million with an interest rate of 7% per annum under the same terms and conditions as provided in the New Bay Notes. A promissory note was issued by Foxx to BR (the “Note 4”) in the principal amount of $6 million and promissory notes issued by Foxx to Grazyna (the “Note 5”) in the total principal amount of $3 million on September 12, 2024.

Immediately prior to the Closing, all the accrued and unpaid principal and interests on the New Bay Notes, Note 4, and Note 5 were converted into: (x) 212,050 shares of Foxx common stock for the New Bay Notes, (y) 200,882 shares of Foxx common stock for Note 4, and (z) 100,690 share of Foxx common stock for Note 5, at a price of $30.00 per share. At the Closing, all of the converted shares of Foxx common stock were cancelled in exchange for the holders’ pro rata share of the Closing Payment Shares, resulting in (x) 700,473 shares of the Registrant’s Common Stock issued to New Bay, (y) 663,581 shares of the Registrant’s Common Stock issued to BR Technologies, and (z) 332,614 shares of the Registrant’s Common Stock issued to Grazyna.

Our Business

Founded in Texas in 2017, we are a technology innovation company in the communications sector. Since then, we have expanded our footprint to various locations in the United States, such as San Francisco, CA, Dallas, TX, Atlanta, GA, Los Angeles, CA, Miami, FL, and New York, NY, where we provide sales, retail, distribution, and after-sales support services, and engage in research and development of new customization standards and services.

We provide a range of Foxx-branded products, including tablets, smartphones, wearables, and other high-quality communication terminals. Our products are priced competitively after considering various factors such as product costs, research and development investments, regulatory compliance, testing expenses, and shipping costs. Our customers are primarily third-party distributors and sales agents who sell our products in the U.S. public channels and to major carriers in the United States such as T-Mobile, AT&T, and Verizon.

We source our products from various original design manufacturer suppliers, providing them with detailed hardware and software specifications to handle the custom development of our products. Once our products are manufactured, we collaborate with third-party agencies to obtain the required testing and certification, such as Equipment Authorizations from the Federal Communication Commission (the “FCC”) and certifications from the Global Mobile Suppliers Association. This enables our products to be compliant and ready for the market, allowing us to maintain our reputation for quality and reliability.

While we have generated most of our revenue from the sales of tablets and smartphones, we have been preparing to enter the U.S. Internet-of-Things (“IoT”) markets and potentially the private label Mobile Virtual Network Operator (“MVNO”) market, with the aim of growing into a key player both domestically and globally. We expect to enter these markets by adding additional features and providing related services that enable Foxx-branded devices to have IoT and MVNO capabilities. We believe this strategy will allow us to stand out among our competitors who also sell to major carriers.

Current Products

Our current revenue stream is primarily derived from the sales of tablets and smartphones. For the fiscal year ended June 30, 2024, we achieved sales of approximately 12,000 tablets and 80,000 smartphones sold, generating approximately $3.2 million in revenue. For the fiscal year ended June 30, 2023, our sales reached approximately 491,000 tablets and approximately 76,000 smartphones sold, generating a revenue of approximately $21.62 million.

Tablet Products

We produce affordable tablets to meet the diverse needs of consumers across various demographics, aligning with our goal of democratizing technology and enhancing digital inclusion for all. These tablets facilitate broader access to technology, enabling individuals from diverse economic backgrounds to enjoy the benefits of digital devices while also serving as invaluable educational aids.

We have recently launched C10 LTE tablet, which is equipped with the following key features:

●	10.1-Inch HD Display: Offers vibrant visuals and ample screen real estate for immersive viewing of movies, and videos.

●	MT8766 2.0GHz Processor: Delivers smooth performance, allowing users to seamlessly navigate through apps, games, and multitasking activities.

●	4GB of RAM and 64GB of storage and 8MP + 8MP Camera Setup: Allows users to capture and store multimedia content without worrying about running out of space.

●	Supporting 802.11 b/g/n/ac Wi-Fi: Provides fast and reliable wireless internet access at home, work, or on the go.

Thus far, we have successfully introduced several generations of products to the market, each tailored to meet specific consumer needs and preferences. This strategic approach not only allows us to diversify our product range but also enables us to remain agile and responsive to the evolving trends and demands of the marketplace. By continually innovating and expanding our offerings, we aim to ensure that we remain at the forefront of meeting the diverse needs of our consumers.

Mobile Phone Products

We are committed to developing high performance smartphones at competitive prices to provide accessibility for all. Our focus on innovation, efficient manufacturing, and strategic partnerships allows us to deliver premium technology without compromising affordability.

In 2019, we launched our MIRO product line to cater to users seeking an affordable smartphone with quality performance, which became available at Metro® by T-Mobile stores beginning May 20, 2019. The MIRO phone is equipped with the following key features:

●	Immersive 5.45” HD Display: Enjoy a vivid viewing experience with our immersive 5.45” HD (1280 X 640) display, great for multimedia consumption and browsing.

●	Large Lasting Battery: Stay connected longer with up to 10 hours of talking time and up to 300 hours of standby time, supported by a large 2450mAh battery.

●	High-Quality Cameras: Capture life’s moments in stunning detail with the 8MP auto-focus rear camera and take brilliant selfies with the 5MP front camera.

●	Google Voice Assistant: Simplify daily tasks with Google Voice Assistant, enabling users to check the weather, search for restaurants, manage tasks, control smart home devices, and more with just your voice.

●	Quality Performance: Experience seamless app performance and multitasking capabilities with 2GB of RAM. Store photos and music effortlessly with 16GB of built-in memory, expandable up to 32GB via a microSD card.

Since our launch of the MIRO phones, we have introduced multiple product generations to the market to offer a range of options that can meet evolving consumer needs. For our current products This added product diversity caters to end-users in different demographics with varying requirements, ensuring that everyone can find the ideal smartphone solution. With each new generation, we aim to raise the bar in delivering quality performance at an accessible price point, empowering users to stay connected, productive, and engaged.

Target End-Users

Our current product lines are tailored to cater to the following types of end-users:

Budget Conscious/Practical Shopper: These individuals are meticulous researchers who make informed decisions. They seek practical tablets and smartphones to seamlessly navigate their daily digital activities, including browsing, attending online lectures, messaging, social media interactions, calls, web browsing, GPS navigation, and photography.

First-Time Tablets or Smartphone Users: Embodying the essence of social connectivity, these users are driven by a fear of missing out among peers. They are highly active online, engaging primarily in messaging, photo-sharing, gaming, and staying updated within their social circles. Despite limited purchasing power, they aspire for visually appealing tablets phones with unique features, typically acquired through initial jobs or parental support.

Parents of First-Time Tablets or Smartphone Users: These individuals seek capable yet budget-friendly tablets and smartphones for their children, understanding the importance of providing essential educational or daily functionalities without straining their finances. With considerable purchasing power in some instances, they often begin their search online, prioritizing terms such as “best value” or “affordable”. Influenced significantly by pricing and reviews, they prioritize obtaining the best value proposition for their children’s needs.

Strategic Approach to Sales and Distribution

Third Party Customer-Driven Sales Model

Since inception, we have been employing the strategy of engaging with distributors who purchase products from us and then market our products to consumers through the networks of prominent telecommunications carriers across the United States. We have been able to achieve substantial sales by working with customers who have existing relationships with prominent telecommunications carriers and can efficiently sell our products, allowing us to build presence in the market. In June 2018, we entered into a Master Agreement with T-Mobile USA, Inc., marking a pivotal expansion of our strategic alliances and direct market engagement with prominent telecommunications carriers. This collaboration exemplifies our dedication to broadening our reach and delivering sophisticated telecommunications solutions to an extensive consumer base.

Participation in Affordability and Accessibility Support Programs

In addition to our customer-driven sales model, we actively qualify for and participate in national initiatives aimed at enhancing the affordability and accessibility of communication services for individuals with limited income. As a certified supplier for the FCC’s Lifeline and Affordable Connectivity Program (ACP), we play a vital role in efforts to ensure essential communication services are economically accessible. ACP programs provide subsidies or discounts on communication services for qualifying individuals. By offering devices that are compatible with these programs, we were able to attract more customers who are eligible for subsidies, thereby increasing sales. We were able to expand our business and gain a competitive advantage in markets where affordability and accessibility are key considerations for consumers.

These initiatives underscore our commitment to societal welfare, demonstrating our endeavor to not only achieve commercial success but also positively influence community connectivity and support the needs of households for work, education, healthcare, and beyond.

Internal Support

In order to maximize product accessibility across the United States, we have a team of dedicated internal sales staff and key sales agents who manage a network of hundreds of customers spread across seven major regions. In addition to managing direct partnerships with these customers, our internal sales team also collaborates with prominent telecommunications carriers, enabling our products to be available for sale online and in the physical retail stores of these carriers.

Digital Presence and E-Commerce

We actively expand our presence in the digital marketplace by making our products available on leading e-commerce platforms, such as Amazon, Walmart, and eBay. We believe this approach not only broadens our reach but also caters to the preferences of digital consumers, offering them convenient access to our telecommunications solutions. By integrating into various sales channels, both indirect and digital, we are committed to providing high-quality products to a wide audience, driving our growth, and enhancing our position in the competitive electronics market.

Competitive Advantages

We stand out in the competitive communications market by leveraging its foundational advantages and core operational strategies, which encompass a range of competitive strengths crucial for maintaining and enhancing Foxx’s market position:

Geographical Location and Market Presence

We have established a comprehensive network anchored by our key operational facilities across various strategic locations. We are headquartered in Irvine, CA, where we have established a center that integrates sales, retail and distribution, and after-sale support services, and research and development of customization capabilities. The Irvine office serves as the epicenter for our research and development and sales and marketing activities, highlighting our commitment to innovation and market expansion. Additionally, the Dallas, TX, and Atlanta, GA, offices play instrumental roles in executing our sales and marketing initiatives and providing essential operational support. This strategic distribution of roles and responsibilities across our office locations allows operational efficiency and market responsiveness.

We also maintain a strong sales presence in major metropolitan areas such as Los Angeles, CA, Miami, FL, and New York, NY. These strategic locations are carefully selected to maximize our market penetration and facilitate direct engagement with our diverse customer base. Through this geographically diverse presence, we offer comprehensive after-sales services and tailored solutions, thereby reinforcing our commitment to customer satisfaction and technological leadership in the electronics industry.

Experienced Management Team

Our leadership team has decades of combined experience across various aspects of the communications sector, with more than 20 years of experience in major domestic and overseas electronics companies, having held leadership and management roles. Mr. Greg Foley, our Chief Executive Officer, has more than 25 years of experience in leading the sales and marketing of electronic products. Mr. James Liao, our Chief Technology Officer, has a background in electrical engineering and has been leading product innovation and development projects for more than 26 years. Mr. Haitao Cui, our Director and Executive Vice President, also has a background in electrical and engineering automation and over 24 years of experience in sales and marketing of electronics. Our experienced team comprehensively understands market dynamics, consumer demands, and technological trends. We rely on their insights and strategic decision-making to effectively navigate the complex market and to adapt and grow amidst constantly changing industry conditions.

Build-to-Order Business Model

We manage our inventory and meet market demand through our build-to-order business model. Our sales begin with receiving bulk purchase orders with general product designs, specifications, and budgets from our customers, who are third-party distributors specializing in selling mobile phones and tablets to end-users through sales channels. We then provide our customers advice on adjustments and customize the products to secure the desired performance within their budget. Once the product specification is determined, we work with suppliers to build customized products that meet such our customers’ expectations. Over time, by listening to the demands and specifications of our customers, we have been able to deliver high-quality, high-performance products that our customer trust and value. Our business model allows us to effectively manage inventory costs and mitigate risks associated with changes in customer demand. We secure steady revenue from bulk purchase orders placed by the customers.

The orders we receive from customers provide us with a great opportunity to understand market trends and customer demand. Direct relationships with our customers give us an advantage in observing the changes in market demands. As a result, we can develop new models based on our understanding of the market. After establishing a market presence through our customers, we can further diversify our revenue and profit streams. We take our own Foxx-branded products as an initiative to innovate. Our growth strategy involves reaching more end-users through maintaining the relationship with current customers and cultivating relationship with new customers. We aim to optimize the balance of liquidity, profitability, and growth with a focus on increasing the mix of our product portfolio to higher-margin products and recurring revenue streams.

Research and Development/Innovation Capability

We have strong competitive advantages in our product design and innovation capabilities. Moreover, we have resources that allow us to outsource customized research and development capabilities as needed, thereby gaining additional insights into the market and developing more robust product design and customization standards. Our innovative product planning keeps us at the forefront of technological trends, ensuring that the company remains as the forerunner in introducing novel and high-performance products to the market.

Supply Chain Management

We have efficiently managed our supply chain through diversification of sources, strategic partnerships, optimized logistics, and efficient inventory management, all of which have contributed to our current success. We have cultivated strong relationships with multiple suppliers in Indonesia and Southeast Asian countries. This capability enables the company to maintain a balance between supply and demand, reduce operational costs, and promptly respond to market changes, thereby enhancing competitiveness and customer satisfaction.

Quality Control

Quality is the cornerstone of our value proposition. We implement strict quality control measures at every stage of the manufacturing process in our original equipment manufacturer factories, from material procurement to manufacturing processes and final product testing. Our commitment to quality ensures that all our products meet the highest reliability and performance standards, fostering trust and loyalty among customers and setting us apart from our competitors.

These competitive advantages collectively contribute to our success and resilience in the market. The combination of experienced leadership, innovation, efficient supply chain management, and stringent quality control positions us as a leader in the communication section. This enables us to deliver exceptional value to customers and stakeholders alike.

Growth Strategies with IoT Cloud Platform

Our IoT Cloud Platform

We are developing a cloud platform that aims to connect all our devices to a secure central server, creating a unified ecosystem. The platform will bring significant benefits, particularly in systematized upgrades, more efficient IoT operations, improved human-machine interactions, enhanced data analytics, and smarter decision-making.

The cloud platform will be able to streamline the upgrade process for our devices. Centralized cloud server management allows for efficient updates, patches, and new features across our product line, ensuring devices remain up to date with the latest advancements and security measures, significantly enhancing performance and customer satisfaction.

We will prioritize data security and reliability in designing and developing the platform because we understand that the reliability of our cloud infrastructure is the foundation for continuous service, trust, and confidence among customers. To achieve this, we plan to establish our centralized server in Irvine, CA for secured data storage and management.

The platform will facilitate comprehensive data analytics and insights, allowing users to gain valuable insights into their personal information and habits from connected device data. These insights will enable informed decisions, efficient operations, personalized experiences, and customized solutions based on individual behavior and preferences.

Our planned cloud platform is designed to offer the following functionalities:

●	Firmware-over-the-air (FOTA) software upgrade.

●	Launch new software releases.

●	Device and sensors management.

●	SIM cards activation, provisioning and management.

●	Data usage monitoring, reporting and billing management.

●	Using Application Programming Interfaces (API) & Software Development Kit (SDK) to integrate many device types and IoT protocols.

●	Enable both “upward” integration with existing cloud service providers (e.g. Amazon Web Services (AWS)) and “downward” integration with 3rd party application for various IoT verticals (e.g., smart home, healthcare, smart building, etc.).

●	IoT data management & analytics using artificial intelligence (AI) or machine learning (ML) algorithms.

●	Storing data from production processes locally to prevent security breaches.

●	Data security, firewall, cyberattack alert and prevention, data backup.

●	Provide IoT standard — MATTER certification (in plan).

●	24x7 technical support.

We are designing an open platform that allows compatibility and interoperability with a wide range of device types, IoT protocols, and ecosystems. We aim to provide a device management platform for Foxx’s communication terminals (such as smartphones, tablets, and IoT sensors) and also to offer software development kits and application programming interfaces to other device manufacturers and third-party application developers. We believe this design will allow third-party devices and apps to also integrate with our cloud platform seamlessly. Additionally, our infrastructure will be designed to interact with multiple cloud providers, including Amazon Web Services, Google Cloud Platform, and Microsoft Azure. We believe that our unique model, which combines IoT modules, devices, data, the cloud platform, and services, positions us to deliver comprehensive end-to-end IoT solutions to our customers.

We have been developing the first generation of our IoT cloud platform since February 2024 and expect to launch to the market in the third calendar quarter of 2024. We have been allocating time and resources since the first calendar quarter of 2024 to finalize the design and setup of the cloud platform that integrates with the AWS system. As of the date of this prospectus, we are working on final integration and testing. The first generation of our IoT cloud platform is expected to leverage AWS cloud services and AWS IoT Core services in addition to the customized development by us to provide device management, user management, data management and security management functions.

In the meantime, we plan to develop a second generation of our IoT cloud platform, driven by the vision of a much more inclusive and smarter IoT platform that is compatible with all our devices and potentially products from other brands. This platform will integrate more advanced technologies researched and developed by Foxx, with the potential scalability to connect tens of millions of devices. This platform is currently under construction and targeted to be launched to the market in the fourth calendar quarter of 2024. Our second-generation IoT cloud platform will involve a full IoT PaaS with the fundamental capabilities of device management, control and status management, user management, access and permission, and physical model management. It will support comprehensive and modern IoT communication protocols. In addition, the second-generation IoT platform will have a full IoT SaaS capabilities with openness and flexibilities of integrating with different IoT verticals, which enables developing customized and compatible services on multiple protocols module, vertical module, Edge module, mobile devices module, and online customized module. It will also provide front-end apps (Android/iOS mobile apps) to the end-users to manage and monitor their IoT devices, and offer multi-tenants services including data, notification, alert, subscription, visualization, and devices interoperable services.

Wearables

To complement our smartphones, tablets, and the IoT cloud platform that we are developing to offer the end-users a fully integrated system, we are developing customization standards for a diverse range of wearable devices, including Bluetooth watches, Bluetooth bracelets, GPS watches, 4G watches, and etc. We are also researching for connecting wearable products with sports equipment and will work with chip manufacturers, solution providers, and device manufacturers to develop high-quality components and equipment, enabling us to offer reliable and innovative solutions to the end-users.

In February 2024, we partnered with a branded device Original Equipment Manufacturer (“OEM”) and started developing a 4G LTE kids smartwatch for major US Mobile Network Operator (“MNO”) and MVNO carriers. Our wearable devices are currently undergoing development, testing, and integration. Following this phase, we will commence regulatory and operator lab testing. The debut of our wearable devices is expected in the fourth calendar quarter of 2024.

Concurrently, we are developing smartwatches for both adults and kids that incorporate LTE and Bluetooth technologies. We have entered into master service agreements with MNO and MVNO carrier channels, finalized customization and specifications for both the adults smartwatches and the kids smartwatches. We are currently on track for development, inspection, and testing according to the project milestones as set forth in the master service agreement and exhibits. Once we complete the development and certification of the products, we expect to sell such products to third-party distributors, as well as through open market retail and e-commerce channels. The launch date for the smartwatches for both adults and kids is in the fourth calendar quarter of 2024.

(The design of the kids watch to be launched to the market during the fourth calendar quarter of 2024)

Health and Wellness Products

We are planning to expand our product offering to include personal health and wellness devices. Our expansive product solution matrix in the health and wellness sector will encompasses a diverse range of wearables, personal care products, and sports equipment. From cutting-edge health monitoring devices like temperature, blood oxygen, and blood pressure monitors to innovative in vitro diagnostics (IVD) products, we will be at the forefront of developing prototypes that cater to various health needs.

Our offerings will include a variety of health-focused products such as thermometer, blood glucose meters, and pulse oximeters, among others. We have developed and customized the Foxx Care App, and we are currently setting up the integration between the app and the AWS cloud platform. Some of the products will enable Bluetooth connectivity, allowing users to connect the device to the Foxx Care App and control it remotely. Currently, we have five products that are undergoing FCC and FDA certification: Thermometer, Sphygmomanometer, Blood Oximeter, Glucose Meter, and Cervical Vertebra Treatment Instrument. The manufacturing of these products is expected to commence in the fourth calendar quarter of 2024.

Additionally, we are developing customization standards for personal care devices like 8-electrode body fat scales, nutrition scales, sleep monitors, toothbrushes, neck massagers, smart jump ropes, designed to promote individual wellness and self-care.

Through our commitment to innovation and product excellence, we strive to empower individuals to take charge of their health and well-being by offering them reliable solutions for a healthier lifestyle. We expect to develop customization standards that allow for IoT capabilities across our range of devices. This strategic initiative aims to equip our products with advanced connectivity features, enabling seamless integration into the IoT ecosystem. By integrating IoT features into these products and connecting them to our developing IoT platform, our devices will offer users enhanced functionality, enabling remote monitoring, data analytics, and personalized insights into their health and wellness metrics. Through the development of robust customization standards, we are dedicated to delivering cutting-edge solutions that not only meet but exceed the evolving expectations of our customers in the digital age.

Environmental Management Solutions

We are planning to expand our business into smart home and smart facility management market segments (combined, to be referred to “environmental management solutions”). We are in the process of sourcing a diversified portfolio of devices and developing various modules that enable smart features on these devices. As demonstrated below, we currently focus on products that target lighting, control, sensing, and shading. We expect to dedicate additional resources to develop other products for heating, security, entertainment, kitchen, and other hardware and equipment that are commonly used in commercial and residential buildings.

To achieve our goal of becoming a “one-stop shop” for environmental management solutions, we plan to source products that are essential ancillary devices and components of a full environmental management solution from various suppliers that manufacture high-quality products. We will integrate the appropriate modules that we will develop, as described below, using various open-source AI algorithms and technologies into the final products we offer for environmental management solutions. These products will be designed to allow compatibility with other environmental management solutions we offer and connectivity with the rest of Foxx-branded products.

We are currently researching and developing modules, which are hardware or software components that can be integrated into products sourced from commonly available market components. By integrating these modules into the products, we will enable them to connect to the Internet and share data with other connected devices and systems. Leveraging our expertise in the IoT and Artificial-Intelligence-of-Things (“AIoT”) market, our initial focus is on developing modules that enable seamless integration with other device components, performing essential functions within IoT and AIoT systems to create fully functional IoT devices. Our approach provides flexibility to apply these modules across different components of IoT products, allowing them to contribute to an integrated smart environment system that enhances the lifestyle of end users. The projects we are focusing on at the moment are:

Enhancing Device Management Products with IoT Capabilities: We are developing modules that can be integrated into various building management devices, such as HVACs, cleaning devices, robotics, and IoT sensors, into one centralized system for easier management and monitoring. We will use open-sourced AI algorithms such as Linear Regression and Neural Networks to develop the modules. We expect to complete a minimum viable product by the fourth calendar quarter of 2024. We launched cleaning device related pilot projects in September 2024 and scheduled additional pilot projects in the fourth calendar quarter of 2024 to conduct market testing and gather initial feedback for future adjustments.

Developing Digital Building Information Technologies: We are developing modules that will enable detailed digital building information in both 2D and 3D formats, which can aid both human users and AI-driven systems to understand the indoor environment and manage facilities more conveniently. We expect to achieve such technological capability by using SLAM technology for semantic mapping and creating dynamic digital representations of physical spaces. We have commenced the pilot testing in the fourth calendar quarter of 2024.

Modules Facilitating Task Management: We are developing modules that can connect building management devices and digital building information systems into a unified operational framework to allow real time task execution and planning supported by IoT connectivity. The modules designed to connect devices and systems will be tested in pilot programs to evaluate their application in building management devices and digital building information systems, assessing their operational efficiencies.

Once we complete the development of each of the above modules, we will conduct pilot programs and testing of such modules. These tests are expected to take place in the fourth quarters of 2024. Based on feedback from the testing, we will make product adjustments as needed. The purpose of the pilot programs and testing is to determine if all modules are fully operational and optimized based on real-world usage data. After that, we will prepare for a full commercial launch of the integrated platform in the first calendar quarter of 2025.

IoT Modules

We are building a portfolio of IoT modules, which are hardware or software components that enable devices to connect to the Internet and share data with other connected devices and systems. Our portfolio includes a wide range of IoT modules, including 4G LTE Cat 1 bis, Cat 4, Cat M, NB-IoT, 5G, 5G Redcap, 5G AI, Bluetooth, and Wi-Fi modules. These modules enable the connectivity and intelligence of IoT devices, allowing them to collect, transmit and process data, and communicate with other devices and systems. Currently, we have completed the development and pre-production work for the LTE Cat 1 bis, Cat 4, Cat M/NB-IoT, and Bluetooth modules and will undergo lab testing. We aim to launch these modules in the first calendar quarter of 2025. We have started to develop 5G modules, 5G Redcap modules, and 5G AI modules, which may potentially launch in the second calendar quarter of 2025.

Warranties and Customer Services

We provide a one-year warranty on its products, offering after-sales service support to dealers in two ways. Dealers can opt for direct product replacement by us, or they can choose to receive 2% after-sales service spares from Foxx. In the latter case, our customers handle after-sales service to end-users independently after exhausting the supplied spares, without further support from us.

Competition

We believe the principal competitive factors impacting the market for our products are features and functionality, performance, quality and brand. To maintain and improve our competitive position, we must continue to expand our user base, invest in research and development, grow our distribution network, and leverage our strategic relationships.

Our products compete with a variety of solutions providers in different market segments. Our current competitors include:

●	Smartphones and Tablets — Motorola, Inseego, HMD, TCL, Vortex, Tinno, BLU, Sky, Maxwest, and Hot Pepper.

●	IoT Products — Netgear, Franklin Wireless, TCL and ZTE.

As the market for our solutions and services expands, other entrants may seek to compete with us either directly or indirectly.

Intellectual Property

Trademarks

Trademarks	Registration Number	Jurisdiction	Registration Date
	5,864,015	U.S.	September 17, 2019
	6,205,214	U.S.	November 20, 2020
	87944543	U.S.	June 1, 2018

Domain Names

Domain	Registration Date	Expiration Date
www.foxxusa.com	August 3, 2017	August 3, 2028

Patents

We do not currently have any registered patents. However, our research and development team is actively assessing our customizations, specifications, and other technical expertise and know-how currently protected as trade secrets. We plan to file patents to safeguard our technical expertise and innovations.

Research and Development

For the year ended June 30, 2024, our research and development expenses amounted to $91,168, a significant portion directed towards the development of 5G development product.

Our strategic allocation of spending in product research and development reflects our commitment to innovation and technological advancement in emerging sectors. To achieve our goals in IoT product development, we have engaged, and may continue to engage, in outsourcing collaborations with industry-leading partners, leveraging their expertise and resources to accelerate our progress and ensure the delivery of cutting-edge solutions.

Facilities

Our facilities are leased from independent third parties. The lease terms range from 1 to 3 years, with the option to renew upon expiration. We believe our current facilities are generally sufficient for our present needs. However, we anticipate seeking additional space to accommodate future growth.

Location	Square Footage	Purpose (Office or Manufacturing)	Lease Expiration Date	Monthly Payments
Irvine, CA	1548	Flex Space	09/30/2026	$3,653.28
Alpharetta, GA	300	Office	08/04/2024	$500.00
Duluth, GA	500	Warehouse	07/31/2024	$100.00

Employees

As of the date of this report, we had 25 full-time employees. We believe that we maintain a good working relationship with our employees, and we have not experienced any material labor disputes.

Department	Number of Employees
Customer Service	1
Sales and Marketing	8
Product Research and Testing	4
Information Technology	3
Human Resources and Administration	4
Finance	5
Total	25

Certifications

For open market products including U.S. e-commerce sites, retail stores and distributor channels, etc., we will conduct FCC and Google Mobile Services test and obtained corresponding certifications.

FCC certification is to ensure that an eligible electronics device only produces safe levels of radio frequency (RF). For more information, see “Government Regulation — FCC Equipment Authorization” below.

GMS refers to a selected array of Google proprietary applications and services that embody the company’s core values (such as Chrome, Gmail, YouTube, Maps, PlayStore, etc.). Android devices need the GMS certification to run all the Google proprietary applications, without which, the device will not be able to operate any of these applications.

Government Regulation

FCC Equipment Authorization

In the United States, the FCC regulates RF devices. RF devices, including components used in cell phones, routers, and other devices we sell, are devices capable of emitting radio frequencies by radiation, conduction, or other means. An RF device being imported, marketed, or used in the United States is subject to the equipment authorization requirements established by the FCC and cannot be imported, marketed, or used without complying with such requirements. Equipment authorization requirements are intended to ensure that RF devices comply with the FCC’s emissions, power level, and other technical rules.

FCC Covered List

Pursuant to the Secure and Trusted Communications Networks Act of 2019, the FCC created and maintains a list (Covered List) of telecommunications services and equipment that pose an unacceptable risk to the national security of the United States. The FCC periodically updates the Covered List, and companies that appear on the Covered List are subject to change based on the security determinations of the FCC and other U.S. Federal agencies with which the FCC works. Categories of equipment made by companies, including equipment manufactured by their subsidiaries or affiliates, on the Covered List cannot be authorized in the United States.

Environmental Matters

Our facilities and operations, in common with those of our industry in general, are not subject to domestic or international laws and regulations designed to environmental protections. we have always been dedicated to environmental protection. With a steadfast commitment to sustainable development, the brand prioritizes environmentally friendly materials in the composition, manufacturing processes, and design of its products. It adopts eco-friendly manufacturing processes, showcasing innovative designs that emphasize a low carbon footprint, green practices, and energy efficiency principles. Each product embodies our comprehensive approach, seamlessly integrating environmental values into material selection, production techniques, and overall design philosophy.

Legal Proceedings; Product Liability

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any material legal proceedings or subject to any material claims. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

In evaluating our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the SEC. An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in this “Risk Factors” section are forward-looking statements. See “Forward Looking Statements.”

Risks Related to Our Business and Operations

We participate in a competitive industry. Competitors with greater resources and significant experience in high-volume product manufacturing may be able to respond more quickly and cost-effectively than we can to new or emerging technologies and changes in customer requirements.

We face significant competition in developing and selling consumer electronics and IoT solutions in the communication sector. Our primary competitors for smartphones and tablets products include Motorola, Inseego, HMD, TCL, Vortex, Tinno, BLU, Sky, Maxwest, and Hot Pepper. Our expected competitors for IoT products are Netgear, Franklin Wireless, TCL and ZTE. We cannot assure you that we will be able to compete successfully against current or future competitors. Increased competition in mobile computing platforms, data capture products, or related accessories and software developments may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on our competitive position in the marketplace.

Most of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources and experience than we do. In addition, because of the higher volume of components that many of our competitors purchase from their suppliers, they are able to keep their supply costs relatively low and, as a result, may be able to recognize higher margins on their product sales than we do. Many of our competitors may also have existing relationships with the channel partners who we use to sell our products, or with our potential customers. This competition may result in reduced prices, reduced margins and longer sales cycles for our products. Our competitors may also be able to more quickly and cost-effectively respond to new or emerging technologies and changes in customer requirements. The combination of brand strength, extensive distribution channels and financial resources of the larger vendors could cause us to lose market share and could reduce our margins on our products. If any of our larger competitors were to commit greater technical, sales, marketing and other resources to our markets, our ability to compete would be adversely impacted. If we are unable to successfully compete with our competitors, our sales will suffer and as a result our financial condition will be adversely impacted.

We have a relatively short operating history which may not be indicative of our future performance or financial results and if our revenue and earnings growth are not sustainable, we may not be able to generate the earnings necessary to fund our operations, continue to grow our business or repay our debt obligations.

Our relatively short operating history may not be indicative of our future performance or financial results. There is no assurance that we will be able to grow our revenues and earnings in future periods. Our growth rates may decline for any number of possible reasons, and some of them are beyond our operating entity’s control, including decreasing customer demand, increasing competition, emergence of alternative business models, or changes in government policies or general economic conditions. We expect to continue to expand our sales network and product offerings to bring greater convenience to our customers and to increase our customer base and number of transactions. However, the execution of our expansion plan is subject to uncertainty and the total number of items sold and number of transacting customers may not grow at the rate we expect for the reasons stated above. If our growth rates decline, investors’ perceptions of our business and prospects may be adversely affected and the market price of our Common Stock could decline accordingly.

We currently rely and may continue to rely on a limited number of third-party suppliers to produce our products. If these parties do not produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our sales and development efforts could be delayed or otherwise negatively affected.

During the COVID-19 pandemic, we selectively concentrated our resources on our tablet and mobile phone products, as they held the strongest market potential and revenue generation capability due to the increased demand for these products when remote work and online classes became more prevalent. Additionally, our customers, who are the distributors of our products, were willing to pay in full before manufacturing and delivery. Under our build-to-order business model, once we determine the product specifications of our customers, we work with suppliers, who are original equipment manufacturers, for the production of our products. To fulfill customer orders, we place purchase orders with suppliers, specifying the item description, quantity, and price of the products. We pay approximately 20% of the total purchase price upfront and the remaining balance upon shipment. We do not have short-term or long-term agreements with our suppliers and just rely on purchase orders. Because we had limited product lines, consisting mainly of our tablet and mobile phone products during the year ended December 31, 2023, we relied on a limited number of suppliers to fulfill our manufacturing needs. For the year ended June 30, 2024, three suppliers accounted for 49%, 31% and 18% of the Company’s total purchases. For the year ended June 30, 2023, one supplier accounted for 100% of the Company’s total purchases.

Now that the COVID-19 pandemic has ended, if we continue to have limited product lines, we may continue to rely on a limited number of suppliers for the products we plan to launch. As of the date of this prospectus, we have begun changing our business strategy from relying on a limited number of suppliers to expanding the number of suppliers and lowering supplier concentration by actively increasing our business scale and expanding our product lines. We have added seven new suppliers to manufacture additional product lines to meet evolving customer demand.

We carefully select suppliers capable of meeting our customization requirements while maintaining the quality standards we demand and adhering to the desired timeframe for product launches. Although there are numerous suppliers of comparable quality worldwide, any disruptions to our current supply chain could lead to production delays and necessitate the allocation of time and resources for engaging with new suppliers. Additionally, transitioning to new suppliers may require extra time to communicate our customization needs effectively or to make adjustments to meet our specifications. Our reliance on a limited number of suppliers to manufacture our future products may present significant risks to us, including the following:

●	reduced control over delivery schedules, yields and product reliability;

●	price increases;

●	manufacturing deviations from internal and regulatory specifications;

●	the failure of a key manufacturer to perform as we require for technical, market or other reasons;

●	difficulties in establishing additional manufacturer relationships if we are presented with the need to transfer our manufacturing process technologies to them;

●	misappropriation of our intellectual property; and

●	other risks in potentially meeting our product development schedule or satisfying the requirements of our market partners, distributors, direct customers and end users.

If we need to enter into agreements for the manufacturing of our future products, there can be no assurance we will be able to do so on favorable terms, if at all.

There could be a significant disruption in the supply of components from current sources or, in the event of a disruption, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our unaffiliated contract manufacturers have experienced and may continue to experience in the future, unexpected increases in work wages, whether government mandated or otherwise and increases in compliance costs due to governmental regulation concerning certain metals used in the manufacturing of our products. In addition, we cannot be certain that our unaffiliated manufacturers will be able to meet our product customizations or fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance additional supplies of components or additional manufacturing capacity will be available when required on terms acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our product customizations. In addition, even if we are able to expand existing or find new manufacturing or sources of components, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.

Because independent manufacturers make all of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Changes in U.S. trade policies, including new and potential changes to import tariffs and existing trade policies and agreements, could also have a significant impact on our activities in foreign jurisdictions, and could adversely affect our results of operations. The Ukraine war, Israel-Hamas war, inflationary trends, shifts in consumer purchasing patterns, availability of transport, labor shortages in the shipping, trucking, and warehousing industries, port strikes, infrastructure congestion, equipment shortages and other factors have all contributed to delivery delays, greater costs and uncertainty in arranging and scheduling transport of our products. If we are unable to reliably and consistently arrange shipment and storage of our products, we may be unable to ship, deliver and store our products in which case, we will have to reverse sales and issue refunds to purchasers of our products. Supply chain disruptions, both domestic and international, have adversely impacted our operations. Continued disruptions in our supply chain and adverse consequences from aggressive trade policies could have a material adverse impact on our profitability and financial performance.

We currently rely on a limited number of third-party distributors and sales agents for the distribution of our current products and may continue to depend on them for future products. If we are unable to establish successful relations with third-party distributors or sales agents, or such third-party distributors or sales agents do not focus adequate resources on selling our products or are otherwise unsuccessful in selling them, sales of our products may not develop.

Currently, our customers are third-party distributors and sales agents who purchase products from us and then market our products to end-users across the United States. Under our build-to-order business model, our sales and distribution process begins with our customers placing purchase orders with us and specifying item description, quantity, and price of the products purchased. Subsequent to our customers paying a deposit of 15% to 20% of the total purchase price under the purchase order, we place purchase orders with suppliers to produce products that meet the specifications of our customers. We hold title to the manufactured products until the customer pays the full purchase price. We have the right to retake possession and resell the products if the customer default on the purchase order. Upon delivering the products to the customers, we receive the remaining 80% to 85% of the total purchase price. We do not have short-term or long-term agreements with our customers and just rely on purchase orders.

These distributors have established relationships with leading telecommunications carriers, and we have been relying on their connections, relationships, and market knowledge to effectively promote our products, enabling us to establish a strong presence in the market. Due to the reduced manufacturing capacity during the COVID-19 pandemic and the concentrated market demand for mobile phones and tablet products, we had been offering such products to a limited number of third-party distributors who demonstrated a strong intent to buy and were willing to offer more appealing payment terms. For the year ended June 30, 2024, three customers accounted for 41%, 29% and 16% of the Company’s total revenues. For the year ended June 30, 2023, one customer accounted for 100% of our total revenues. We relied on these customers to buy our mobile phones and tablet products and sell such products to end-users. We have begun changing our business strategy from relying on a limited number of customers to increasing the number of customers and lowering customer concentration by developing relationships with multiple more customers to diversify and avoid reliance on a few or a fixed set of distributors and we are also exploring other channels for selling our products, however, we may continue to rely on our customers to sell tablets and smartphones. We may also rely on these third-party distributors or sales agents to distribute and assist us with the marketing and sale of other products we expect to launch. Our future revenue generation and growth, particularly for phones and tablets, may continue to depend in large part on our success in establishing and maintaining this sales and distribution channel. Our customers purchase products from us and reselling them at a higher price to generate profit. However, if our customers encounter challenges such as difficulty in selling our products, negative feedback from end users, or insufficient profit margins to sustain their operations, they may choose not to continue purchasing or marketing our products. In addition, there can be no assurance that our customers will focus adequate resources on selling our products to end-users or will be successful in selling them. Many of our customers are in the business of distributing and sometimes manufacturing other, possibly competing, products. As a result, our customers may perceive our products as a threat to various product lines currently being distributed or manufactured by them. In addition, our customers may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish successful relationships with our customers, we will need to further develop our own sales and distribution capabilities, which would be expensive and time-consuming and might not be successful. Additionally, if we need to enter into agreements for the distribution of our future products with other third parties, there can be no assurance we will be able to do so on favorable terms, if at all.

If we are unable to effectively execute our e-commerce business, our reputation and operating results may be harmed.

Our customers currently include individual e-commerce customers from TikTok Shop. We began our e-commerce operations in March 2024. The success of our e-commerce business depends on our investment in e-commerce platforms, consumer preferences, buying trends relating to e-commerce, and our ability to both maintain the continuous operation of our online store and provide a shopping experience that will generate orders and return visits to our online store.

We are also vulnerable to certain additional risks and uncertainties associated with our e-commerce business, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues associated with website software, systems and technology investments and upgrades; data and system security; system failures, disruptions and breaches and the costs to address and remedy such failures, disruptions or breaches; computer viruses; and changes in and compliance with applicable federal and state regulations. In addition, our efforts to remain competitive with technology trends, including the use of new or improved technology, creative user interfaces and other e-commerce marketing tools such as paid search and mobile applications, among others, may increase our costs and may not increase sales or attract consumers. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales of our e-commerce business, as well as damage our reputation and brands.

In addition, the success of our e-commerce business and the satisfaction of our customers depends on their timely receipt of our products and their ability to pick up their desired products. The efficient delivery and/or pick up of our products requires that we have adequate capacity to support the current level of e-commerce operations and any anticipated increased levels that may occur as a result of the growth of our e-commerce business. If we encounter difficulties with our e-commerce support team, we could face shortages of inventory, which would result in our inability to properly support our online store. Such a situation could cause us to incur significantly higher costs and lead to longer lead times associated with distributing products to our customers, which could cause us to lose customers. Experiencing any of these issues could have a material adverse effect on our business and harm our reputation.

As we expand our operations into international markets, we encounter risks linked to sourcing components globally from suppliers and engaging with third-party consultants. Additionally, as we continue to grow, we may further extend our reach by selling our products internationally.

We currently collaborate with partners across the globe, and we will continue to expand our operations in the global marketplace. International sales growth stands as a key element of our growth strategy. However, we acknowledge the risks inherent in our international operations, including, but not limited to:

●	Foreign currency exchange rates;

●	Economic or governmental instability in foreign markets in which we operate or in those countries from which we source our merchandise;

●	Unexpected changes in laws, regulatory requirements, taxes or trade laws;

●	Increases in the cost of transporting goods globally;

●	Acts of war, terrorist attacks, outbreaks of contagious disease and other events over which we have no control; and

●	Changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, duties, taxes, embargoes, exchange or other government controls.

Any of these risks could have an adverse impact on our results of operations, financial position or growth strategy. Furthermore, some of our international operations are conducted in parts of the world that experience corruption to some degree. Our employees and wholesalers could take actions that violate applicable anti-corruption laws or regulations. Violations of these laws, or allegations of such violations, could have an adverse impact on our reputation, our results of operations or our financial position.

Foreign exchange movements may also negatively affect the relative purchasing power of consumers and their willingness to purchase discretionary premium goods, such as our products, which would adversely affect our net sales. We do not currently use the derivative markets to hedge foreign currency fluctuations.

Our business is sensitive to consumer spending and general economic conditions.

Our business may be adversely affected by the Ukraine war, and the Israel-Hamas war, as well as macro-economic conditions such as inflation, employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies influence on public spending confidence. There continues to be a significant and growing volatility and uncertainty in the global economy due to the Coronavirus pandemic affecting all business sectors and industries. Recent dramatic downturns in the strength of global stock markets, currencies and key economies have highlighted many if not all, of these risks.

Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on discretionary premium sporting good items. A downturn in the global economy, or in a regional economy in which we have significant sales, could have a material, adverse effect on consumer purchases of our products, our results of operations and our financial position, and a downturn adversely affecting our consumer base or travelers could have a disproportionate impact on our business.

We may be unable to appeal to new consumers while maintaining the loyalty of our core consumers.

Part of our growth strategy is to introduce new consumers to our brands by our new product offerings. If we are unable to attract new consumers, including customers for our tablets and mobile phones, our business and results of operations may be adversely affected if purchasing frequency decrease. Initiatives and strategies, such as smart home devices, wearables, and IoT platform, are intended to position our brand to appeal to new consumers may not appeal to our core consumers and may diminish the appeal of our brand to our core consumers, resulting in reduced core consumer loyalty. If we are unable to successfully appeal to new consumers while maintaining our brand’s image with our core consumers, then our net sales and our brand image may be adversely affected.

Our revenue heavily relied on revenue from Affordable Connectivity Program (ACP).

On November 15, 2021, U.S. Congress passed and the President signed into law the Infrastructure Investment and Jobs Act (“Infrastructure Act”). The Infrastructure Act provided $14.2 billion to modify and extend the existing Emergency Broadband Benefit Program (EBB Program) managed by the FCC to a longer-term broadband affordability program called the Affordable Connectivity Program (ACP). The ACP replaced the EBB Program, which was established during the COVID-19 pandemic, to provide eligible low-income households with discounts for broadband services such households need for work, school and healthcare. The ACP began to accept enrollments on December 31, 2021 and the FCC adopted final rules to implement the ACP on January 14, 2022. Due to a lapse in additional appropriation for the ACP, on January 11, 2024, the FCC released an order announcing steps to wind down the ACP. The program stopped accepting new enrollment on February 8, 2024, and announced that the program will not provide funding for currently enrolled individuals beyond the end of April 2024.

Although we cannot ascertain whether or how many of the end users purchased our products with the assistance of the ACP program, as we have been employing the strategy of engaging with customers who purchase products from us and then market our products to end-users through the networks of prominent telecommunications carriers across the United States, we believe some of the end-users may have been incentivized to purchase our products because of the discounts and benefits they received from the ACP. As the requirements for program and service standards may change over the years, there are uncertainties as to the population in our targeted demographics and demand for our products. The lapse in federal funding for the ACP may significantly lead to a loss of broadband services or coverage for existing individuals currently qualify for the program, or dissuade customers from acquiring or maintaining broadband services or tablets and laptops, which may in turn lead to a temporary decline in sales for us from the end-users who relied on the program to purchase mobile devices, tablets, or other IoT products.

Our revenue may rely on revenue from end-users who qualify for the Lifeline Program.

The Lifeline Program has provided discounts on phone service for qualifying low-income consumers since 1985. The Lifeline Program is administered by the Universal Service Administrative Company (USAC), and receives funding from the Universal Service Fund, a government program that receives annual contribution from telecommunication companies or their customers. Over the years, the FCC has adopted several reforms and changes to the Lifeline Program, including regarding its scope, eligibility and compliance requirements.

End-users qualifying for the Lifeline Program may continue to rely on such a program to receive discounts on phone service. It would be difficult to assess the exact number of individuals relying on this program. If the qualifications for receiving discounts and benefits change, there may be a smaller number of end-users who qualify for discounts on mobile and tablet products. Additionally, if there are changes to the device specifications under the program or if more comparable products become qualify for the program’s device requirements, we may experience less revenue generated from products designed to be sold to end-users under the Lifeline Program.

The decision by the U.S. Court of Appeals for the Fifth Circuit in Consumers’ Research v. FCC, as it stands, may jeopardize the funding for the Lifeline Program.

Under 47 U.S.C. Section 254 (the “Section 254”), FCC is authorized to levy contributions from telecommunication carriers to a Universal Service Fund to expand and advance telecommunication services. By regulations, the FCC further delegates to the Universal Service Administrative Company (the “USAC”) to administer four programs that the Universal Service Funds subsidizes, including the Lifeline Program, the High-Cost Program, the E-rate Program, and the Rural Health Care Program, under 47 C.F.R. subparts 300, 500 and 600. Under the delegated authorities, USAC will determine the quarterly contribution amount to be collected, bill and collect the contributions from the telecommunication providers, and administer and distribute the fundings to the qualified participants to the four funding programs.

On July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit, sitting en banc, issued a decision in Consumers’ Research v. FCC, finding that Congress’ delegation of authority to the FCC in Section 254 and FCC’s subdelegation of regulatory authorities to the USAC to administer the Universal Service Fund, in combination, to be in violation of the Legislative Vesting Clause in Article 1, Section 1 of the U.S. Constitution. The Court held the contribution amount for the first calendar quarter of 2022 set by the USAC to be unconstitutional and remand to the FCC for further regulatory actions consistent with the decision.

The decision deviates from prior decisions issued by the U.S. Courts of Appeals for the Sixth, Eleventh and D.C. Circuit that reached the opposite conclusions. The defendants in the case, the FCC and the United States, have the discretion to appeal the decision to the U.S. Supreme Court by filing a petition for certiorari, although the defendants have yet to choose to do so as of the date of this Annual Report. It is unclear if the Supreme Court will grant the petition for certiorari to review the Fifth Circuit decision, and if so, whether it will affirm or reverse the Fifth Circuit decision, and when such decision will be issued. It is also unclear, as the decision stands, how the Fifth Circuit decision would impact the funding mechanism for the Universal Service Fund, the administration of the programs by the USAC, an/or the availabilities of funding to the programs funded by the Universal Service Fund, including the Lifeline Program that some of our current end-users rely on.

If the Fifth Circuit decision stands after a petition for certiorari is denied by the Supreme Court or the Supreme Court affirmed the Fifth Circuit decision on appeal, among other impacts, it is possible that the funding mechanism for the Lifeline Program will be invalidated and that no further funding will be distributed. As a result, we may experience less revenue generated from products designed to be sold to end-users under the Lifeline Program.

Defects or performance problems in our products could result in a loss of customers, reputational damage and decreased revenue. Additionally, the Company may face warranty, indemnity, and product liability claims that may arise from malfunctions.

Our current and future products such as tablets, smartphones, and IoT devices may contain undetected errors or defects, especially when first introduced or when new generations of products are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components, which can affect the quality of such devices. Defects may also occur in components and products we purchase from third parties or assembled by our manufacturers. There can be no assurance that we will be able to detect and fix all defects in the hardware, software, and services we offer. Any actual or perceived errors, defects, or poor performance in such devices could result in the replacement or recall of the products, rejection of the products, damage to our reputation, lost revenue, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. If one of such devices were to cause injury to someone or cause property damage, including because of product malfunctions, defects, or improper installation, we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the community building access control industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

Breaches of and other types of security incidents involving our systems, or those of our third-party service providers, could negatively impact our business, our brand and reputation, our ability to retain existing customers and attract new customers, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.

If we enter the IoT market, activities such as developing an IoT platform may necessitate periodic collection, usage, storage, transmission, or processing of data or information. While we will taken steps to mitigate our cyberattack risks and protect the confidential information that we may have access to, including but not limited to installation and periodical updates of antivirus software and backup of information on our computer systems, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any cybersecurity incident, accidental or willful security breaches or other unauthorized access to our systems could cause confidential information to be stolen and used for criminal purposes. Cybersecurity incidents, security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with our business partners could be severely damaged, we could incur significant liability, and our business and operations could be adversely affected. Additionally, if we fail to protect confidential information, we may be susceptible to potential claims such as breach of contract, negligence or other claims. Such claims will require significant time and resources to defend and there can be no assurances that favorable final outcomes will be obtained. In addition, the costs to respond to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any system vulnerability may be unsuccessful, and our efforts and any related failures to contain or remediate any breach or vulnerabilities could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases in our insurance premiums that we may acquire.

Failure to accurately forecast consumer demand could lead to excess inventory or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer, affect consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

If we are not able to enhance or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to introduce new products, develop the IoT platforms, increase adoption and usage of our products and introduce new products and features. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Consumer preferences differ across and within different parts of the world, and shift over time in response to changing aesthetics and economic circumstances. We cannot determine in advance the ultimate effect of new product introductions and transitions. In addition, rapid technological development and advancements may render smartphones in the common forms and with the common functionalities that are generally available to consumers today outdated or obsolete, and emerging products and services may substitute smartphones as consumers generally know them today. We believe that our success in developing products that are innovative and that meet our consumers’ functional needs is an important factor in our image as a premium brand, and in our ability to charge premium prices. We rely upon our research and development team and third party consultants that we may engage from time to time from the fields of electrical and mechanical engineering, industrial design, sustainability, and related fields, as well as other experts to design, develop customization standards, and test cutting-edge performance products. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our platform, or may not achieve the market acceptance necessary to generate significant revenue. Even if we are able to introduce innovative products to the market, we may still experience problems with the quality or performance of our products, we may incur substantial expense to remedy the problems. Our ability to manage the risks associated with new product production ramp-up issues, the availability of products in appropriate quantities and at expected costs to meet anticipated demand and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. If we are unable to anticipate or respond to changes in consumer preferences or fail to successfully enhance our existing platform and capabilities to meet evolving customer requirements, increase adoption and usage of our platform, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past transactions, which could harm our business.

We do not collect sales and use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable in certain jurisdictions. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes on subscriptions to our platform in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of audits that could result in tax assessments, including associated interest and penalties. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so could result in substantial tax liabilities and related penalties for past transactions, discourage customers from purchasing our application or otherwise harm our business and operating results. In addition, we are required to withhold and timely remit payroll-related taxes for which we are also subject to the possibility of audits that could result in tax assessments, including associated interest and penalties.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our platform and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our (and our subsidiaries’) domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Specifically, taxation of cloud-based software is constantly evolving as many state and local jurisdictions consider the taxability of software services provided remotely. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue to use or purchase subscriptions to our platform in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could harm our business and operating results.

Our success depends on the continuing efforts of our senior management and key employees and our ability to retain key executives and to attract, retain, and motivate qualified personnel.

Our future success is significantly dependent upon the continued service of our senior management and other key employees. If we lose their service, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new staff, which could severely disrupt our business and growth. Our management members are critical to our vision, strategic direction, culture and overall business success. If there is any internal organizational structure change or change in responsibilities for our management or key personnel, or if one or more of our senior management members were unable or unwilling to continue in their present positions, the operation of our business and our business prospects may be adversely affected.

We currently have limited personnel. As of June 30, 2024, we had in total of 25 employees. We will need to attract, hire and retain additional qualified employees to achieve the Company’s objectives. Recruiting and retaining qualified technical personnel and sales and marketing personnel will be critical to our success. Our employees may choose to pursue other opportunities. If we are unable to motivate or retain key employees, our business may be severely disrupted, and our prospects could suffer. There is no assurance that our management members would not join our competitors or form a competing business. Our limited personnel and resources may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee dissatisfaction and turnover. Recruiting and retaining qualified research, development, marketing and sales personnel will be critical to our success.

We believe our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for personnel with expertise in our industry is intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and resources in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training new employees, and our ability to serve customers and business partners could diminish, resulting in a material adverse effect to our business.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies in the United States. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to the Regulation of Our Business and Operations

Changes in laws or regulations relating to data protection, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could materially and adversely affect our business or could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

We currently do not collect any sensitive data or confidential information. There are numerous federal, state and international laws and regulations regarding privacy, data protection, information security, and the collection, storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other data, and the scope of such laws and regulations may change, be subject to differing interpretations, or conflict with other laws and regulations. Further, any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of relevant users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our services and candidate products, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process patients’ data or develop new services and features.

The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. Numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, and disclosure of health-related and other personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant civil or criminal penalties), private litigation and/or adverse publicity that could negatively affect our business.

We conduct business in the United States in a heavily regulated environment, and if we fail to obtain all necessary equipment authorizations required to import, market, or sell our equipment, we could be subject to enforcement proceedings that may harm our business, financial condition, and results of operations.

Our business relies on our ability to import and market our devices in the United States. We endeavor to ensure that our operations comply with applicable laws. However, failure to comply with applicable FCC equipment authorization rules could lead to enforcement action, including monetary forfeitures or loss of equipment authorizations. FCC investigations or enforcement proceedings also require financial and other resources to defend. Any future FCC investigations or enforcement could harm our business or our financial condition.

In addition, new devices or modifications to our approved devices could require that we obtain additional equipment authorizations. Failure to obtain the requisite authorizations could likewise subject our past or present operations to FCC enforcement action, including monetary forfeitures or loss of equipment authorization. Failure to obtain necessary equipment authorizations as required for new or modified devices could preclude such devices from being imported, sold, or marketed in the United States. Further, we rely on third-parties authorized by the FCC to test our equipment to ensure compliance with applicable FCC regulations, and to submit all necessary reports and data to obtain any required FCC equipment authorizations. There is no guarantee these third-party testing laboratories have conducted equipment evaluations in accordance with recognized and generally accepted good engineering practice, or that any measurements performed or data collected conform with recognized and generally accepted good engineering practices.

The FCC’s equipment authorization rules and/or the FCC’s interpretation of those rules may change in the future. As noted above, we endeavor to comply with applicable laws and regulations, and we will rely on U.S. telecommunications counsel to evaluate the impact of any applicable changes to the FCC’s rules or rule interpretations in the future.

Changes to the Covered List may impact business, financial condition, and results of operations.

The FCC maintains and periodically updates a Covered List of communications equipment and services that have been determined by the U.S. government to pose an unacceptable risk to the national security of the United States or the security and safety of United States persons to national security pursuant to the Secure and Trusted Communications Networks Act of 2019. Equipment produced by a company on the Covered List cannot receive an equipment authorization. And, therefore, cannot be imported, marketed, or sold in the United States. The FCC has previously concluded that placement on the Covered List applies to equipment authorizations both prospectively and retrospectively. In other words, the FCC has determined that it has the authority to revoke previously issued equipment authorization as well as deny future authorizations for equipment produced by a company added to the Covered List. In addition, while the FCC has previously declined to prohibit equipment authorization for devices that incorporate equipment produced by a company on the Covered List as a component, the FCC is currently considering whether to expand its prohibition to such component parts.

While we do not anticipate our or any of our suppliers’ addition to the Covered List, the addition of our or any of our suppliers to the Covered List could negatively impact our business operations in the United States and our financial condition. Inclusion on the Covered List could result in the loss of required equipment authorizations for some or all of our equipment identified by the FCC as critical to national security. A loss of required equipment authorizations would preclude our ongoing sale of affected devices in the United States and could require us to replace affected component parts for devices imported, marketed, or sold in the United States. This could impose financial burdens and operational challenges that adversely affect our business.

We may collaborate with additional business partners outside of the United States and potentially expand into markets beyond the United States, which may incur significant cost and expose us to significant risks.

To date, we have not operated or generated any revenue outside of the United States. However, we anticipate diversifying our current supply chain by sourcing components from additional suppliers in Asia. Additionally, we may expand our market presence beyond the United States, aiming to sell our products in other regions such as Latin America. Due to our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful.

Operating or selling in international markets requires significant resources and management attention and subjects us to intellectual property, regulatory, economic and political risks that are different from those in the United States. As we increase our international sales efforts and explore international operations, we will face increased risks in doing business internationally that could harm our business, including:

●	the need to establish and protect our brand in international markets;

●	the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated costs and expenses;

●	difficulties in staffing and managing foreign operations, particularly hiring and training qualified sales and service personnel;

●	the need to implement and offer customer care, in various languages;

●	different pricing environments, longer sales and accounts receivable payment cycles and collections issues;

●	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

●	privacy and data protection laws and regulations that are complex, expensive to comply with and may require that client data be stored and processed in a designated territory;

●	increased risk of piracy, counterfeiting and other misappropriation of our intellectual property in our locations outside the United States;

●	new and different sources of competition;

●	general economic conditions in international markets;

●	fluctuations in the value of the U.S. dollar and foreign currencies, which may make our solution more expensive in other countries or may increase our costs, impacting our operating results when translated into U.S. dollars;

●	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, telecommunications and telemarketing laws and regulations;

●	increased risk of international telecom fraud;

●	laws and business practices favoring local competitors;

●	compliance with laws and regulations applicable to foreign operations and cross border transactions, including anti-corruption laws, supply chain restrictions, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solution in certain foreign markets, and the risks and costs of non-compliance;

●	increased financial accounting and reporting burdens and complexities;

●	restrictions or taxes on the transfer of funds;

●	adverse tax consequences; and

●	unstable economic and political conditions and potential accompanying shifts in laws and regulations.

These risks could harm our international operations, increase our operating costs and hinder our ability to grow our international business and, consequently, our overall business and results of operations.

We may expand into new product or service categories, which may subject us to new regulatory clearances, approvals and compliance requirements.

We currently only engage in the sales of smartphones and tablets in the United States, but may expand into other product or service categories, including IoT products, wearables, health and wellness products, environmental management solutions, and IoT cloud platform. We may need to undergo additional testing and certifications, such as those required for FCC Equipment Authorization, Google Mobile Services (GMS), PTCRB (PCS Type Certification Review Board), Conformité Européenne (CE), Underwriters Laboratories (UL), or RoHS certification.

Some of the new product or service categories may subject us to new regulatory clearance, approval and compliance requirements, including but not limited to federal laws and regulations concerning telecommunication service providers, public utilities or public services laws and regulations, federal and state data protection, privacy and cybersecurity laws and regulations, federal and state consumer protection laws and regulations, among other laws and regulations affecting interconnection, roaming, internet openness, net neutrality, robocalling/robotexting, disabilities access, digital discrimination and other areas of potential regulations.

The changing regulatory environment may have a material impact on our ability to begin to market existing and new devices or services. If we become subject to those regulations, our failure to obtain or, once obtained, maintain, any regulatory clearances and approvals and to ensure compliance with regulatory requirements could negatively affect our business. Regulatory authorities may change their clearance or approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay clearance or approval of our products or services under development. Such policy or regulatory changes could impose additional requirements on us that could delay our ability to obtain new clearances or approvals or increase the costs of compliance.

There can be no assurance that government regulations that may become applicable to our products or the interpretation of those regulations will not change or that our will be able to obtain any required regulatory clearances and approvals for its products. The extent of potentially adverse government regulation that might arise from future legislation or administrative action and the impact on our business and results of operations cannot be predicted.

Recent and future federal legislative, regulatory and executive actions on information and communications technology and services involving national security and foreign ownership restrictions or requirements may substantially limit the scope of our operations, impact our abilities to expand into new products or services, or substantially or severely impact our operations or financial results.

In recent years, the U.S. Government has expressed concerns with the security of information and communications technology and services (“ICTS”) sourced from providers in China, Russia, and other jurisdictions. The U.S. Congress and various executive agencies, including the FCC, the Department of Commerce, and the Department of Justice, have enacted, imposed or proposed a series of measures aimed at increasing oversight of certain commercial transactions involving Chinese companies or investments by such companies in the United States.

For example, under the authority conferred by Executive Order 13873, issued in May 2019, the Department of Commerce promulgated final rules (the “ICTS Rules”) in January 2021 under 15 C.F.R. Part 7 that broadly empowers that agency (in consultation with other executive agencies) to block, condition, or regulate any “transaction” involving the “acquisition, importation, transfer, installation, dealing in, or use of any information and communications technology or service” designed, developed, manufactured, or supplied by a Chinese company (i.e., given China’s designation as a “foreign adversary” under Executive Order 13873) that poses “undue risks or unacceptable risks” to U.S. national security. An additional Executive Order, issued January 19, 2021, directs the Commerce Department to adopt rules requiring Infrastructure-as-a-Service providers to collect additional information about their customers and new record-keeping requirements, and would allow the Department of Commerce to take actions to address “malicious cyber-enabled activities.” In June 2023, the Department published an amended rules to the ICTS Rules to clarify its ability to regulate transactions involving software, including so-called “connected software applications,” and to further enumerate the criteria that the Department will consider when reviewing such transactions.

Similarly, in April 2020, the President published Executive Order 13913 to formalize an ad-hoc inter-agency group as the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Team Telecom”). The Executive Order empowers Team Telecom to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, Team Telecom may recommend that the FCC revoke or modify existing licenses or deny or condition approval of new licenses and license transfers. The FCC refers three types of licenses or authorizations to the Telecom Committee: (1) international Section 214 authorizations allowing telecommunications carriers to provide telephone service between the United States and foreign points; (2) submarine cable licenses allowing persons to operate submarine cables that connect the United States with a foreign country or with another portion of the United States; and (3) common carrier, broadcast, or aeronautical radio station licenses when the applicant is a corporation with foreign ownership over certain thresholds.

In addition, in April 2023, the FCC proposed new rules to overhaul its licensing requirements and review process for providers that hold “international Section 214 authorization,” as provided under Section 214 of the Communications Act of 1934, by requiring enhanced disclosures about licensees’ foreign ownership, use of “untrusted” equipment and “foreign-owned managed network service providers,” as well as making those licenses subject to periodic national security reviews.

In November 2023, the FCC also adopted new rules to expand its equipment authorization rules to apply to equipment “components,” and potentially enable revocation of current authorizations for national security reasons. Under the new rules, the FCC will not issue new authorizations for telecommunications equipment produced by certain Chinese entities identified in a cover list, until the FCC approves these entities’ plans to ensure that their equipment is not marketed or sold for public safety purposes, government facilities, critical infrastructure, or other national security purposes. The FCC did not, however, revoke any of its prior authorizations for these companies’ equipment, although it sought comments on whether it should do so in the future.

In August 2023, the President issued Executive Order 14105, which addresses national security risks arising from outbound capital investment from the United States to foreign companies involved in certain sensitive technologies. The order asked the Department of Treasury to establish an outbound investment review regime (the “Outbound Investment Review Regime”) to screen outbound capital flows that can be exploited to accelerate development of technologies used to support foreign countries’ military, intelligence, surveillance, and cyber capabilities. The order cited China (including Hong Kong and Macau) as a country of concern. On August 14, 2023, the Treasury Department published an Advanced Notice of Proposed Rulemaking (ANPRM) to solicit public comment to implement the Outbound Investment Review Regime in three categories of covered national security technologies and products: semiconductors and microelectronics, quantum information technologies, and artificial intelligence (AI) systems. On June 21, 2024, after reviewing public comments on the ANPRM, the Treasury Department published a set of proposed rules to formalize the texts for the Outbound Investment Review Regime. The final rules under such regime may have potential impacts on our operations, products and services or business relationships, or any transactions that we enter into, in the future.

Lastly, in February 2024, the National Security Division of the Department of Justice published an Advanced Notice of Proposed Rulemaking (ANPRM) to seek public comments on the establishment of a new licensing and screening regime (“Outbound Data Transfer Review Regime”) to restrict U.S. persons from transferring bulk sensitive personal data and select U.S. government data to covered foreign persons in China (including Hong Kong and Macau), Cuba, Iran, North Korea, Russia, and Venezuela, through the means of data brokerage, vendor agreement, employment agreement and investment agreement.

This patchwork of sector-specific and general regulatory restrictions, limits or review requirements may have varying level of impacts on our operations and financial performance. Some of the regulatory actions have not been finalized, with its final content or requirements subject to change. Many of the regulatory actions, even if finalized or adopted, have not been fully implemented or operationalized, and there are significant discretions or uncertainties with regard to the ways and manners under which such actions may be enforced and interpreted by the relevant regulatory authorities.

We currently do not transact with any entities on the “Covered List” under FCC’s equipment authorization regime, or any entity subject to export control or economic sanctions. In addition, we do not currently operate any telecommunication services and do not intent to operate any telecommunication services in the near future or apply for a Section 214 license, and are therefore not subject to Team Telecom or FCC national security review regimes or requirements. In addition, we have not received any subpoena, notice, or correspondence with any regulatory agencies arising from the ICTS Rules, and have no reason to believe that we have engaged in any transactions subject to the ICTS Rules.

We currently work with suppliers in China for various components, excluding SoCs, in our product assembly, while proposed regulations such as the Outbound Investment Review and Outbound Data Transfer regimes may heighten scrutiny on our transactions, leading to operational adjustments, increased compliance costs, and potential limitations on funding and strategic opportunities.

The Outbound Investment Review Regime and the Outbound Data Transfer Review Regime, if and depending as to how they are implemented, together with enhanced powers assigned to the Committee on Foreign Investment in the United States (CFIUS), export control and trade restrictions managed by the Department of Commerce, and the economic sanctions regime managed by the Office of Foreign Asset Control (OFAC) within the Department of Treasury, could result in increased scrutiny of transactions involving our business and potential interference with business transactions that we deem to be beneficial. If the ICTS Rules are applied against us, or the Outbound Investment Review Regime and the Outbound Data Transfer Review Regime are finalized in a way that affects our operations, products and services or business relationships, we may be forced to limit or change our future product or service offerings, cease business partnerships or collaborations with certain Chinese and foreign companies for R&D or manufacturing, and otherwise significantly change our operations or business models to comply with applicable rules and regulations. Such compliance costs may cause significant financial cost, reputational damages, otherwise reduce our profits. In addition, there is significant uncertainty as to how such rules and regulations will be implemented and enforced, to the extent that any transactions that the company seeks to engage may be subject to review under the ICTS Rules, the Outbound Investment Review Regime and the Outbound Data Transfer Review Regime, we may also be severely limited in our abilities to secure outside funding, or explore strategic acquisition or investment opportunities with covered individuals or entities, or may be forced to abandon covered transactions. In the event of regulatory changes or reviews, we may need to collaborate with other suppliers or manufacturers in Southeast Asia for our product production, potentially causing additional time-to-market delays and impacting profitability.

Risks Related to Our Intellectual Property

Our intellectual property rights are valuable and any inability to protect our intellectual property rights could harm our business and operating results.

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary business know-hows. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited.

While we take steps to protect our intellectual property, the steps we take may be inadequate to prevent infringement, misappropriation, or other violations of our intellectual property rights. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. We may be required to resources to monitor and protect our intellectual property rights. From time to time, legal action by us may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in costs and diversion of resources.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.

Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers, whom we may indemnify against claims that our products infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

Future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. There can be no assurance that we will not be found to infringe or otherwise violate any third-party intellectual property rights or to have done so in the past.

An adverse outcome of a dispute may require us to:

●	Pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights

●	Make substantial payments for legal fees, settlement payments or other costs or damages;

●	Cease selling, making, licensing or using products that are alleged to infringe or misappropriate the intellectual property of others;

●	Expend additional development resources to attempt to redesign our products or otherwise develop non-infringing technology, which may not be successful;

●	Enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights;

●	Take legal action or initiate administrative proceedings to challenge the validity and scope of the third-party rights or to defend against any allegations of infringement; and

●	Indemnify our partners and other third parties.

In addition, royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Some licenses may also be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could seriously harm our business, financial condition, and results of operations.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares. We expect that the occurrence of infringement claims is likely to grow as the market for our products and solutions grows.

Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Some aspects of our technology include open source software, and any failure to comply with the terms of one or more of these open source licenses could harm our business.

Our research and development of products, particularly the development of modules for integration into environmental management solutions, incorporate software covered by open-source licenses. For example, we use open-source algorithms such as Linear Regression, Neural Networks, and SLAM technology in developing these modules. The terms of various open-source licenses have not been interpreted by U.S. courts, creating a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our research and development based on such open-source resources. If the use of open-source algorithms is limited or restricted by the providers of such algorithms or due to regulations, our research and development could be interrupted and delayed, necessitating the search for alternative sources or modifications to our research methods. In addition to risks related to license requirements, use of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open-source software cannot be eliminated and, if such risks materialize, could harm our business.

Moreover, we cannot assure you that our processes for use of open-source software will be effective. If we are held not to have complied with the terms of an applicable open-source software license, we could be required to seek licenses from third parties to continue offering our services on terms that are not economically feasible, to re-engineer our technology to remove or replace the open source software, to discontinue the use of certain technology if re-engineering could not be accomplished on a timely basis, to pay monetary damages, to make generally available the source code for our proprietary technology, or to waive certain intellectual property rights, any of which could harm our business.

Responding to any infringement or other enforcement claim, regardless of its validity, could harm our business, results of operations, and financial condition, by, among other things:

●	resulting in time-consuming and costly litigation;

●	diverting management’s time and attention from developing our business;

●	requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

●	requiring us to redesign certain components of our research and development objectives using alternative non-infringing source technology or practices, which could require significant effort and expense;

●	disrupting our research and development processes if we are forced to cease offering certain services;

●	requiring us to waive certain intellectual property rights associated with use of open source software, or contributions to third-party open source projects; and

●	requiring us to satisfy indemnification obligations.

We have integrated, and may continue to integrate in the future, open-source AI algorithms in certain tools and features available on our platform. AI technology presents various operational, compliance, and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

We have integrated open-source AI algorithms in many aspects of research and development of new modules. We may continue to integrate open-source AI algorithms in the research and development of new product or service offerings. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways that can generate irrelevant results, which, if incorporated into our research and development, these open-source components may result in unexpected outcomes that may not support our research and development objectives. Similarly, the data set could contain copyrighted material resulting in infringing output.

We expect that there will continue to be new laws or regulations concerning the use of AI technology, which might be burdensome for us to comply with and may limit our ability to offer or enhance our existing tools and features or new offerings based on AI technology. Further, the use of AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

We may be subject to risks associated with AI and open-source AI algorithms.

Recent technological advances in AI and open-source AI algorithms may pose risks to us. Our use of open-source AI algorithms could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to use open-source AI algorithms responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.

We also could be exposed to the risks of open-source AI algorithms if third-party service providers or any counterparties, whether or not known to us, also use the same open-source AI algorithms in their business activities. We will not be in a position to control the use of such technology in third-party products or services. Use by third-party service providers could give rise to issues pertaining to competition, data privacy, data protection, and intellectual property considerations.

Risks Related to Our Financial Performance

We may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. In fact, we will be required to raise additional funds throughout 2023 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we experience operating difficulties or other factors, many of which may be beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. We require additional financing, in addition to the anticipated cash generated from our operations, to fund our working capital requirements. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

Our operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended June 30, 2024 and 2023 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

If we fail to properly manage our anticipated growth, our business could suffer.

We intend to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our commercialization and development goals.

To achieve our goals, we must successfully increase manufacturing output to meet potential expected customer demand. In the future, we may experience difficulties with manufacturing, quality control, component supply, inventory, distribution and shortages of qualified personnel, among other problems. These problems could result in delays in availability of our scanner systems and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue.

Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.

In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal controls over financial reporting related to the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data including: a) lack of sufficient segregation of duties due to limited resources; b) lack of adequate design of controls and proper documentation needed in order to demonstrate that controls in place are operating effectively for significant transaction classes; c) inability to prepare complete and accurate financial statements in accordance with generally accepted accounting principle (“GAAP) in a timely manner; d) inefficient oversight of those charged with governance with respect to complete and accurate finance reporting; e) lack of appropriate controls surrounding authorized signor access for bank accounts; and f) inappropriate implementation of controls over the identification of related party transactions.

While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weaknesses by hiring financial consultants and expect to hire additional accounting staff to complete the remediation. We expect to incur additional costs to remediate this weakness, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

Our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. However, in the course of auditing our consolidated financial statements for the financial statements included elsewhere in this prospectus, we identified six material weaknesses in our internal control over financial reporting. As defined in standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to: (i) lack of sufficient segregation of duties due to limited resources, (ii) lack of adequate design of controls and proper documentation needed in order to demonstrate that controls in place are operating effectively for significant transaction classes, (iii) inability to prepare complete and accurate financial statements in accordance with GAAP in a timely manner, (iv) inefficient oversight of those charged with governance with respect to complete and accurate financial reporting, (v) lack of appropriate controls surrounding authorized signor access for bank accounts, and (vi) inappropriate implementation of controls over the identification of related party transactions. Additionally, each of the aforementioned material weaknesses could result in a misstatement of the consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We continue to focus on internal control over financial reporting and have taken certain measures to remediate the material weaknesses described above, including hiring more qualified accounting personnel with relevant GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework, implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; and establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act compliance requirements and improvement of overall internal control.

We are working to remediate the material weaknesses. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing a remediation plan; however, these remediation measures will be time consuming and will place significant demands on our financial and operational resources. While we believe that these measures will improve our internal control over financial reporting, the implementation of these measures is ongoing, and we cannot assure you that we will be successful in doing so or that these measures will significantly improve or remediate the material weaknesses described above. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. We also cannot assure you that there will not be any additional material weaknesses in our internal control over financial reporting in the future.

We expect that we will need to implement new systems to enhance and streamline the management of our financial, accounting, human resources and other functions. However, such systems will likely require us to complete many processes and procedures for the effective use of the systems, which may result in substantial costs. Any disruptions or difficulties in implementing or using these systems could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We may not be able to remediate any material weaknesses prior to the deadline imposed by Section 404(a) of the Sarbanes-Oxley Act for management’s assessment of internal control over financial reporting. The failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition and results of operations. In the event that we are not able to successfully remediate the existing material weaknesses in our internal control over financial reporting or identify additional material weaknesses, or if our internal control over financial reporting is perceived as inadequate or it is perceived that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our results of operations, the price of our common stock could decline, we could become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory agencies, which could require additional financial and management resources, or our common stock may not be able to remain listed on such exchange.

Risks Related to Ownership of our Securities

An active trading market for our Common Stock may not be available on a consistent basis to provide stockholders with adequate liquidity. The price of our Common Stock may be extremely volatile, and stockholders could lose all or part of their investment.

The trading price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	additions or departures of key personnel;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	any significant change in our management;

●	Our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	actual or anticipated variations in quarterly operating results;

●	Our cash position;

●	Our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our Common Stock by us or our stockholders, in the future;

●	sales of our Common Stock by certain stockholders pursuant to, and following the termination or expiry of the applicable lock-up period or any similar agreement restricting our securityholders’ ability to sell our Common Stock;

●	trading volume of our Common Stock;

●	investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;

●	actions by institutional or activist stockholders;

●	change in accounting standards, policies, guidelines, interpretations or principles;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	failure to raise additional funds on acceptable terms, or at all;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	general political, economic, industry and market conditions, including rising interest rates and inflation; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the markets for special purpose acquisition company (“SPAC”) post-business combination businesses in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. If the market price of our Common Stock falls, you may not realize any return on your investment and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war and the Israel-Hamas war created volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain and energy markets. There have also been disruptions to the U.S. banking system due to bank failures in the past several years, including with respect to Silicon Valley Bank, Signature Bank and First Republic Bank. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom it relies. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing its costs, including labor and employee benefit costs. In addition, higher inflation could also increase customers’ operating costs, which could result in reduced budgets for customers and potentially less demand for our products, if and when approved. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

We do not intend to pay dividends on our Common Stock, so any returns will be limited to the value of its stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of the market price (if any) of our stock.

We are an “emerging growth company” and a “smaller reporting company”, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements that are applicable to other public companies that are not emerging growth companies, including being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to have its internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until the last day of the fiscal year ending after the fifth anniversary of the consummation of our IPO or until we are no longer an emerging growth company, whichever is earlier. We will cease to be an emerging growth company prior to the end of such five-year period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues equal or exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period prior to such time. In particular, in this Annual Report on, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if it were not an emerging growth company, and it may elect to take advantage of other reduced reporting requirements in future filings. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of its financials to those of other public companies more difficult. As a result of these elections, the information that we provide in this Annual Report may be different than the information you may receive from other public companies in which you hold equity interests. In addition, it is possible that some investors will find our Common Stock less attractive as a result of these elections, which may result in a less active trading market for our Common Stock and higher volatility in its share price.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we is no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

If we engage in future acquisitions or strategic partnerships, this may increase capital requirements, dilute stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We intend to evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;

●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and

●	Our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Our Bylaws provide that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

The Charter provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a breach of fiduciary duty;

●	any action asserting a claim against us or any of our current or former directors, officers or other employees arising under the DGCL, the Charter, or the Bylaws;

●	any action seeking to interpret, apply, enforce or determine the validity of this Charter or our Bylaws;

●	any action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and

●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Charter further provides that, unless we consent to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Charter. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in the Charter to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, or could result in increased costs for a stockholder to bring a claim, particularly if they do not reside in or near Delaware, both of which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in the Charter to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee (the “Audit Committee”) and compensation committee (the “Compensation Committee”), and qualified executive officers.

As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. In 2029, five years after our listing, we may be required to comply with auditor attestation requirements, as required by Section 404. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

We may identify weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file financial statements on a timely basis as required by the SEC, we could face severe consequences. If we are unable to conclude that its internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations, are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expenses. Failure to remedy any material weakness in internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

As a public reporting company, we are subject to filing deadlines for reports that we file pursuant to the Exchange Act, and our failure to timely file such reports may have material adverse consequences on our business.

Following the consummation of the Business Combination, we failed to timely file our Form 8-K with Form 10 information prior to the “staleness” date (as determined in accordance with the applicable rules and regulations of the SEC) applicable to the financial statements  that were required by the applicable accounting requirements and other rules and regulations of the SEC to be included in such filing (including pro forma financial information); thus, we have not remained current in our reporting requirements with the SEC since we became an SEC reporting company on September 26, 2024. We will not be eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained (and maintain) status as a current filer after we have filed current financial information with the SEC. Until such time, if we determine to pursue an offering, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner. The use of Form S-1 would also prevent us from conducting offerings on a “shelf basis,” limiting our flexibility as to the terms, timing or manner of any such offering.

We cannot guarantee that in the future our reporting will always be timely. If we are unable to satisfy SEC filing deadlines or otherwise provide disclosures of material information on a timely basis, stockholders and potential investors in our Common Stock may have incomplete information about our business and results of operations, which may impact their ability to make an informed investment decision, result in a reduction in the trading price, trading volume or analyst coverage of our Common Stock or expose us to potential liability.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of the our Common Stock.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of its securities.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the over-the-counter bulletin board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our Common Stock share price and trading volume could decline.

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. If few or no securities or industry analysts cover us, the trading price for our Common Stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, our share price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our share price and trading volume to decline.

Future sales of our Common Stock, or the perception that future sales may occur, may cause the market price of our Common Stock to decline, regardless of our operating performance.

Due to the significant number of redemptions of Class A common stock, par value $0.0001 per share (the “Class A common stock”), of ACAC in connection with the Business Combination, there was a significantly lower number of shares of Class A common stock that converted into shares of our Common Stock in connection with the Business Combination. As a result, the shares of our Common Stock being registered for resale (a portion of which may not be resold until the expiration of the applicable lock-up period) are anticipated to constitute a considerable percentage of our public float. The registration of these shares for resale creates the possibility of a significant increase in the supply of our Common Stock in the market. The increased supply, coupled with the potential disparity in purchase prices, may lead to heightened selling pressure, which could negatively affect the public trading price of our Common Stock. We will not receive the proceeds from the resale of the shares of Common Stock by the selling securityholders.

In connection with the Business Combination, 5,000,000 shares of Common Stock were issued to the stockholders of Foxx and, of such shares, only 2,312,333 are subject to contractual lock-up restrictions and/or held by affiliates whose ability to sell is dependent upon the effectiveness of a resale registration statement. All shares of Common Stock that are not subject to such restrictions may be sold at any time. Sales of a substantial number of our shares of Common Stock and/or Warrants in the public market by our existing securityholders, or the perception that those sales might occur, could depress the market price of our shares of Common Stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our shares of Common Stock and Warrants.

Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

As of the date of this Annual Report, there were (i) 4,312,494 Warrants (the “Public Warrants”) with an exercise price of $11.50 per warrant held by public security holders; and (ii) 7,843,923 warrants (the “Restricted Warrants”) with an exercise price of $11.50 per warrant held by Acri Capital Sponsor LLC, a Delaware limited liability company controlled by our Chairwoman, CFO and director, Joy Yi Hua. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, the impact of which increases as the value of our stock price increases.

Our Warrants may not be exercised at all and we may not receive any cash proceeds from the exercise of the Warrants.

Holders of our Warrants will be less likely to exercise their Warrants if the exercise prices of their Warrants exceed the market price of our Common Stock. There is no guarantee that our Warrants will continue to be in the money prior to their expiration, and as such, the Warrants may expire worthless. As such, any cash proceeds that we may receive in relation to the exercise of the Warrants overlying shares of Common Stock will be dependent on the trading price of our Common Stock. There is no assurance that the holders of the Warrants will elect to exercise any or all of such Warrants. As of the date of this Annual Report, all of the Restricted Warrants and Public Warrants, which have an exercise price of $11.50 per warrant, are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock. Holders of such “out of the money” Warrants are not likely to exercise such Warrants. There can be no assurance that such Warrants will be in the money prior to their respective expiration dates, and therefore, we may not receive any cash proceeds from the exercise of such Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management

As of June 30, 2024, we did not establish policies and processes for assessing, identifying, and managing material risk from cybersecurity threats.

In connection with the Closing, on September 24, 2024, our Board of Directors approved our Cybersecurity Incident Response Policy (the “Cybersecurity Policy”), We have integrated the processes as described in the Cybersecurity Policy into our overall risk management systems and processes According to the Cybersecurity Policy, we routinely assess material risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

Pursuant to the Cybersecurity Policy, we conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks, reasonably address any identified gaps in existing safeguards, and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Technology Officer (“CTO”), James Liao, to manage the risk assessment and mitigation process.

We may engage consultants and other third parties as needed in connection with our risk assessment policies and processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

We require third-party service providers to certify their ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect the Company.

As part of our overall risk management strategies, we also conduct cybersecurity trainings for personnel at all levels and in all departments.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function primarily through the Audit Committee. Our CIO provides periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity policies and procedures, activities of third parties, and the like.

Our CTO, James Liao, and senior vice president of the Operating Subsidiary, Ruobing Yu, constitute our cybersecurity incident management team and are primarily responsible to assess and manage our material risks from cybersecurity threats. Our CTO has over 25 years in consumer electronics and telecommunication sectors and has a professional background in computer science and engineering, which enables him to oversee our IT systems efficiently.

As part of the executive team reporting to the Board, our CTO oversees our cybersecurity policies and processes, including those described in “Risk Management” above. The processes by which our CTO is informed of and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include log review from IT and operations teams or reports received from network systems and applications if any unusual activity occurs, such as email system notification of items opened that could be malicious.

ITEM 2. PROPERTIES

Our corporate headquarters are located in 13575 Barranca Parkway C106, Irvine, CA. Our facilities are leased from independent third parties. The lease terms range from 1 to 3 years, with the option to renew upon expiration. We believe our current facilities are generally sufficient for our present needs. However, we anticipate seeking additional space to accommodate future growth.

Location	Square Footage	Purpose (Office or Manufacturing)	Lease Expiration Date	Monthly Payments
Irvine, CA	1548	Flex Space	09/30/2026	$3,653.28
Alpharetta, GA	300	Office	08/04/2024	$500.00
Duluth, GA	500	Warehouse	07/31/2024	$100.00

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us.  We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock and Public Warrants are traded on Nasdaq under the symbols “FOXX” and “FOXXW,” respectively.

Stockholders

As of October 22, 2024, the numbers of record holders of our Common Stock and Public Warrants were 9 and 2, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

In addition, our ability to pay cash dividends on our capital stock in the future may be limited by the terms of any future debt, issued preferred securities, or any credit facility agreements.

Securities Authorized for Issuance under Equity Compensation Plans

Pursuant to the Business Combination Agreement, the board of directors of Purchaser, and ACAC, as the sole stockholder of Purchaser, adopted and approved a 2024 Equity Incentive Plan (the “Incentive Plan”), which became effective upon the Closing.

The Incentive Plan is administered by the plan administrator, who is our Board of Directors or a committee that the Board designates. The plan administrator has the power to determine, among other things, the terms of the awards granted under the Incentive Plan, including the exercise price, the number of shares subject to each award (and the class of shares), and the exercisability and vesting terms of the awards, subject to the terms of the Incentive Plan. The plan administrator also has the power to determine the persons to whom and the time or times at which awards will be made and to make all other determinations and take all other actions advisable for the administration of the Incentive Plan. All decisions made by the administrator pursuant to the provisions of the Incentive Plan will be final, conclusive, and binding.

A total number of shares of Common Stock equal to 20% of the outstanding shares of our Common Stock at the Closing, will be available for grant under the Incentive Plan. As of the date of this Annual Report, 1,454,019 shares of our Common Stock became authorized for issuance under the Incentive Plan.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOXX MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto and other financial information, which are included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in other sections of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this Report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Overview

Established in Texas in 2017, Foxx Development Inc.  (“Foxx,” “we,” “our”, “us”, or the “Company”) is a technology innovation firm specializing in the communications sector. Since our establishment, we have expanded our presence to include various locations throughout the United States, such as San Francisco, CA, Dallas, TX, Atlanta, GA, Los Angeles, CA, Miami, FL, and New York, NY. This expansion enables us to provide sales, retail, distribution, and after-sales support services while simultaneously driving innovation through active research and development efforts aimed at pioneering new customization standards and services.

Our business model involves providing comprehensive hardware and software specifications to original design manufacturers. Once the products are developed, we engage with third-party agencies to secure necessary testing and certifications, including Equipment Authorizations from the FCC and certifications from the Global Mobile Suppliers Association. We currently offer a range of Foxx-branded products, including tablets, smartphones, wearables, and expects to launch other high-quality communication terminals. Our products are generally priced competitively after considering various factors such as product costs, research and development investments, regulatory compliance, testing expenses, and shipping costs. Our customers are primarily distributors who sell Foxx-branded products in the U.S. public channels and to major carriers in the United States such as T-Mobile, AT&T, and Verizon. Our customers also included individual E-Commerce customers from TikTok Shop, which we began our E-Commerce operations in March 2024.

We have generated most of our revenue from the sales of tablets and smartphones. We expect to enter the U.S. IoT markets and potentially the private label Mobile Virtual Network Operator (“MVNO”) market, with the aim of growing into a key player both domestically and globally. We have been preparing to enter these markets by adding additional features and providing related services that enable Foxx-branded devices to have IoT and MVNO capabilities.

We manage inventory and meet market demand through our build-to-order business model. After customers place purchase orders in bulks with us, we place purchase orders with suppliers to manufacture the products that meet customers’ products specifications and budget requirements. For the years ended June 30, 2024 and 2023, we have relied on limited suppliers for the manufacturing of mobile phone and tablet products and on limited customers for the distribution of these products. We selectively concentrated our resources on our tablet and mobile phone products because such products held the strongest market potential and revenue generation capability at the time when remote work and online classes became more prevalent.

Beginning in 2023, we adjusted our business strategy to avoid reliance on limited suppliers and customers and to diversify suppliers and customers to mitigate the concentration and reliance risk. We have added new product models across each product line to target a broader range of customers. As of the date hereof, we have reached out to a total of eight wholesale customers to expand our operations in the market and expects to secure purchase orders from these new customers. At the same time, to meet the various product demands of current and prospective customers, we have connected with suppliers who can provide manufacturing support when we secure purchase orders from our customers. In addition, we plan to further expand our product offerings and to launch an IoT platform to manage all end-products sold, and began setting up a service team for our business to business (B2B) model in the artificial IoT department. Through the efforts of expanding product offerings and reaching to broader customer base, we will be able to move away from relying on limited customers and suppliers. As we dedicated our resources to expansion, we experienced a significant decrease in the sales of tablet and mobile phone products during year ended June 30, 2024 as compared to the same period in 2023: (i) new customers began orders in much smaller quantities as compared to our previous customer in order to build up a trustworthy relationship; (ii) similarly and relevantly, we placed order with new suppliers in much smaller quantities to build up relationship and ensure the quality of the products; and (iii) new product models on both tablet and mobile phones order by new customers required approximately 6-9 months from development to mass production.

In addition, on February 8, 2024, the U.S. Federal Communication Commission stopped accepting new enrollment in the Affordable Connectivity Program (ACP) and announced that the ACP will stop accepting new applications and enrollments on February 7, 2024, and will stop funding for enrolled customers starting on April 30, 2024. Temporarily impacted by such a change in ACP, most of our new customers are cutting down their sales teams in anticipation of the reduced customer base, which affects the demand for our products across all channels during the year ended June 30, 2024; and on the other hand, our competitors have stockpiled their products during year ended June 30, 2024, due to severely declining sales and they have started lower their sale price on their products which affected the demand of our products. However, we may continue to target end-users who are eligible for the Lifeline Program, which is administered by the Universal Service Administrative Company (USAC) and receives funding from the Universal Service Fund, a government program that receives annual contributions from telecommunications companies or their customers. At the same time, because we have initiated our strategic shifts to diversify our product offerings, we expect to target customers who are interested in other mobile devices, tablets, and IoT products. In addition, we began launching our products through TikTok Shop in March 2024 and we expect to grow our sales through this E-Commerce channel.

The Business Combination

Incorporated as a Delaware corporation named as “Acri Capital Merger Sub I Inc.” on November 13, 2023, we entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”) on February 18, 2024, by and among us, Acri Capital Acquisition Corporation, a Delaware corporation and our then sole stockholder (“ACAC”), Acri Capital Merger Sub II Inc., a Delaware corporation and our then wholly-owned subsidiary (“Merger Sub”), and Foxx Development Inc., a Texas corporation (“Foxx”).

On September 26, 2024 (the “Closing”), ACAC consummated the transactions provided in the Business Combination Agreement, pursuant to which (i) ACAC merged with and into us (the “Reincorporation Merger”), and (ii) Foxx merged with and into Merger Sub, with Merger Sub surviving as our wholly-owned subsidiary (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and the transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”.

Immediately prior to the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), which was on September 25, 2024, one business day prior to the Closing, (i) each issued and outstanding ACAC unit was automatically separated into one (1) share of ACAC Class A common stock and one-half (1/2) of one ACAC warrant, and (ii) each share of ACAC Class A common stock held by ACAC stockholders who validly redeemed their shares of ACAC Class A common stock (each “ACAC Redeeming Share”) was automatically cancelled and ceased to exist and thereafter represented only the right to be paid a pro-rata redemption price.

●	At the Reincorporation Merger Effective Time on September 25, 2024, (i) each share of ACAC Class A or Class B common stock issued and outstanding (other than ACAC Redeeming Shares) was converted automatically into one (1) share of our common stock, par value $0.0001 per share (the “Common Stock”), and (ii) each issued and outstanding ACAC warrant was converted automatically into one (1) redeemable our warrant, exercisable for one (1) share of our Common Stock at an exercise price of $11.50 per share (the “Warrant”).

●	At the Closing on September 26, 2024, by virtue of the Acquisition Merger and the Business Combination Agreement, and without any action on the part of any party to the Business Combination Agreement or affiliate or security thereof, the issued and outstanding shares of common stock of Foxx (“Foxx Common Stock”) held by exiting holders of Foxx common stock (the “Foxx Stockholders”) immediately prior to the Closing (including shares of Foxx Common Stock issuable upon conversion of the principal and accrued interest of promissory notes of Foxx issued in the Transaction Financing, as defined below) were cancelled and automatically converted into (i) the right to receive, without interest, the applicable portion of 5,000,000 shares of our Common Stock (the “Closing Payment Stock”, 500,000 of which are subject to the Escrow Arrangement noted below), and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined below), if, as and when payable in accordance with the earnout provisions of the Business Combination Agreement.

Upon Closing, we were renamed as “Foxx Development Holdings Inc.”, and the Merger Sub was renamed as “Foxx Development Inc.” (the “Operating Subsidiary”).

Pursuant to the Business Combination Agreement, 500,000 shares of the Closing Payment Stock in aggregate will be deposited (the “Escrow Arrangement”) to a segregated escrow account and released to the Foxx Stockholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program (ACP) managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

Additionally, the Foxx Stockholders may be entitled to receive “Earnout Shares”, which refer to 4,200,000 shares of the Our Common Stock, subject to the vesting schedule as follows:

●	(i) in connection with the financial performance for the fiscal year ending June 30, 2024:

(A) 700,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if our audited consolidated financial statements for the fiscal year ending June 30, 2024 (“2024 Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by us after Closing, reflect our revenue for the fiscal year ending June 30, 2024 (the “2024 Revenue”) no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

(B) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the Registrant 2024 Revenue reflected in the 2024 Audited Financial Statements is no less than $84,000,000 (including $84,000,000) and less than $100,000,000 (excluding $100,000,000);

(C) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the 2024 Revenue reflected in the 2024 Audited Financial Statements is no less than $100,000,000 (including $100,000,000);

provided, however, that the Earnout Shares will be issued and delivered pursuant to one paragraph from (i)(A)-(i)(C) above only once; and

●	(ii) In connection with the financial performance for the fiscal year ending June 30, 2025:

(A) 700,000 Earnout Shares will be issued to Foxx Shareholders on a pro rata basis if and only if our audited consolidated financial statements for the fiscal year ending June 30, 2025 (“2025 Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by us after Closing, reflect revenue of the Registrant for the fiscal year ending June 30, 2025 (the “2025 Revenue”) no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

(B) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the 2025 Revenue reflected in the 2025 Audited Financial Statements is no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

(C) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the 2025 Revenue reflected in the 2025 Audited Financial Statements is no less than $115,000,000 (including $115,000,000);

provided, however, that the Earnout Shares will be issued and delivered pursuant to one paragraph from (ii)(A) to (ii)(C) above only once.

The ACAC securities previously traded on Nasdaq were delisted without any action needed to be taken on the part of the holders of such securities and are no longer traded on Nasdaq following the Closing. On September 27, 2024, one business day after the Closing, our Common Stock and Warrant became listed on the Nasdaq Capital Market (“Nasdaq”) under trading symbols “FOXX” and “FOXXW,” respectively.

In addition, pursuant to that certain amendment to the Underwriting Agreement, by and between EF Hutton LLC and ACAC, dated February 20, 2024, 43,125 shares of our Common Stock were issued to EF Hutton LLC at the Closing.

The Transaction Financing

In consideration of market conditions, pursuant to the Business Combination Agreement, the parties agreed to use commercially best efforts to secure financing to pay transaction expense and working capital of New Foxx, including without limitation, a PIPE financing, private financing, redemption waiver, convertible debt, forward purchase agreement, backstop, or equity line of credit (collectively, the “Transaction Financing”).

On June 21, 2023, Foxx Development Inc., a Texas corporation (“Foxx”), issued a promissory note (“Note 1”) to New Bay Capital Limited (“New Bay”), in the principal amount of $2 million with an interest rate of 7% per annum, convertible into shares of Foxx common stock at $30.00 per share upon the listing of Foxx common stock through an initial public offering. On December 21, 2023, Foxx issued another promissory note (“Note 2”) to New Bay in the principal amount of $2 million with the same terms and conditions as Note 1.

In connection with the Business Combination Agreement and all the transaction contemplated therein (the “Business Combination”), in the spring of 2024, Foxx and ACAC reached out to New Bay to seek its interest in participating in further financing in connection with the Business Combination.

After negotiations with New Bay, On March 15, 2024, Foxx and New Bay agreed to an amendment to Convertible Note Agreement, to amend Note 1 and Note 2 to remove the lock-up provisions as provided therein and allow the unpaid principal and accrued interest on Note 1 and Note 2 to convert to Foxx common stock immediately prior to the closing of the Business Combination. New Bay also subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively, the “New Bay Notes”).

On March 15, 2024, Foxx and New Bay amended the terms of the Note 1 and Note 2 accordingly and New Bay subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively “New Bay Notes”).

On February 20, 2024, New Bay introduced Foxx to BR Technologies PTE, Ltd. (“BR Technologies”), a Singapore-based company. On May 30, 2024, Foxx, BR Technologies and Grazyna Plawinski Limited (“Grazyna”) entered into a securities purchase agreement for issuance of promissory notes in the amount of up to $9.0 million with an interest rate of 7% per annum under the same terms and conditions as provided in the New Bay Notes. A promissory note was issued by Foxx to BR (the “Note 4”) in the principal amount of $6 million and promissory notes issued by Foxx to Grazyna (the “Note 5”) in the total principal amount of $3 million on September 12, 2024.

Immediately prior to the Closing, all the accrued and unpaid principal and interests on the New Bay Notes, Note 4, and Note 5 were converted into: (x) 212,050 shares of Foxx common stock for the New Bay Notes, (y) 200,882 shares of Foxx common stock for Note 4, and (z) 100,690 share of Foxx common stock for Note 5, at a price of $30.00 per share. At the Closing, all of the converted shares of Foxx common stock were cancelled in exchange for the holders’ pro rata share of the Closing Payment Shares, resulting in (x) 700,473 shares of the Registrant’s Common Stock issued to New Bay, (y) 663,581 shares of the Registrant’s Common Stock issued to BR Technologies, and (z) 332,614 shares of the Registrant’s Common Stock issued to Grazyna.

Key Factors that Affect Operating Results

We believe the key factors affecting our financial condition and results of operations include the following:

Retention of Key Management Team Members

One of the key differentiating factors of us is the rich blended nature of our management team. Our management team comprises executives with extensive experience in electronics industry with IoT services related experiences. The wide array of industry experience captured by our management team allows us to deliver advanced technology and superior products to our customers. Losing any member of our key executive team could significantly impact the quality of services and products that we currently offer. Such departures may prompt customers to explore alternative products or IoT cloud platforms offered by different vendors or service providers.

Investment in technology and talent

We invest significant resources in outsourcing partnerships and dedicates efforts to research and develop new products, solutions, agent platforms, and related services. This commitment is essential to uphold our competitiveness in the industry, especially in the realm of IoT services. Advancing technology and enhancing capabilities are pivotal for enterprise growth, necessitating continual progress in electronic product technologies, novel services, and expanded capabilities.

To maintain and expand our customer base, we must sustain a culture of innovation that aligns with the industry’s evolution. This entails continuously introducing cutting-edge technologies to the market. Our current focus in research and development revolves around bolstering comprehensive communication, storage, and energy solutions, as well as advancing 5G technology. This includes areas such as baseband development, Radio Frequency (RF) layout optimization, Session Initiation Protocol (SIP) integration, and rigorous system testing.

Our ability to expand our products and services and diversifying customer base

Currently, our main revenue stream originates from the sale of tablets and mobile phones. As brand recognition and acceptance grow, we anticipate a surge in user adoption of our wireless services and intelligence products. Our capacity to broaden our products portfolio, offer new services and attract a more diversified customer base could significantly influence our future operating results.

Results of Operations

Comparison for the years ended June 30, 2024 and 2023

	For the Years Ended June 30,
	2024	2023	Change ($)	Change (%)
Revenues, net	$3,228,559	$21,622,887	$(18,394,328)	(85.1)%
Cost of goods sold	3,112,616	20,514,107	(17,401,916)	(84.8)%
Gross profit	115,943	1,108,780	(992,837)	(89.5)%
Operating expenses
Selling expense	1,076,761	262,767	813,994	309.8%
General, and administrative expense	2,076,484	487,706	1,588,778	325.8%
Research and development – related party	91,168	272,080	(180,912)	(66.5)%
(Loss) income from operations	(3,128,470)	86,227	(3,214,697)	(3,728.2)%
Other expense, net	(282,344)	13,799	268,545	1,946.1%
Provision for income tax	19,828	14,237	5,591	39.3%
Net (loss) income	$(3,430,642)	$58,191	$(3,488,833)	(5,995.5)%

Revenues

Our revenue primarily derived from sales of electronic products. The total revenues decreased by approximately $18.4 million, or 85.1%, to approximately $3.2 million for the year ended June 30, 2024 as compared to approximately $21.6 million for the year ended June 30, 2023. The decrease of the total revenue was mainly attributable to our change of business strategy as discussed in the aforementioned overview section. As we are steadily cultivating new business relationships with our customer base, we anticipate a gradual increase in sales to align with our previous volume levels.

Our revenues from our revenue categories are summarized as follows:

	For the Years Ended
	June 30, 2024	June 30, 2023
Tablet products	$660,787	$19,648,799
Mobile phone products	2,567,772	1,944,750
Other revenue	—	29,338
Total revenues	$3,228,559	$21,622,887

Tablets products experienced a decrease primarily attributed to our shift in business strategy as discussed in the aforementioned overview section. Revenue from the sales of tablets decreased by approximately $19.0 million, or 96.6%, to approximately $0.7 million for the year ended June 30, 2024 from approximately $19.6 million for the same period in 2023. Revenue from sales of phones increased by approximately $0.6 million, or 32.0%, to approximately $2.6 million for the year ended June 30, 2024 from approximately $2.0 million for the same period in 2023 as we rolled out some new phone products beginning in January 2024. Revenue from others consisted with sales of rugged cases and freight and shipping insurance income. The sales of others decreased by approximately $29,000, or 100.0%, to $0 for the year ended June 30, 2024 from approximately $29,000 for the year ended June 30, 2023. The decrease in sales of other products was not significant to our operations.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold decreased by approximately $17.4 million, or 84.8%, to approximately $3.1 million for the year ended June 30, 2024 as compared to approximately $20.5 million for the year ended June 30, 2023. The decrease in cost of goods sold is a direct result of a decrease in revenue, consistent with our change of business strategy as discussed above year ended June 30, 2024 as compared to the same period in 2023. Furthermore, we successfully identified three new vendors offering lower unit prices for manufacturing our products, contributing to the decrease in the cost of goods sold.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Year Ended
	June 30, 2024	June 30, 2023
Tablet products	$505,832	$18,667,181
Mobile phone products	2,606,784	1,835,796
Other costs	—	11,130
Total cost of goods sold	$3,122,616	$20,514,107

Our cost of goods sold for tables decreased by approximately $18.2 million, or 97.3%, to approximately $0.5 million for the year ended June 30, 2024 from approximately $18.7 million for the same period in 2023. Cost of goods sold for mobile phone products increased by approximately $0.8 million, or 42.0%, to approximately $2.6 million for the year ended June 30, 2024 from approximately $1.8 million for the same period in 2023. Other costs, including cost of rugged cases and freight in and shipping insurance costs, decreased by approximately $11,000, or 100.0%, to $0 for the year ended June 30, 2024 from approximately $11,000 for the year ended June 30, 2023.

Gross Profit

Our gross profit decreased by approximately $1.0 million, or 89.5%, to approximately $0.1 million for the year ended June 30, 2024, from approximately $1.1 million for the year ended June 30, 2023.

Our gross profit from their major revenue categories is summarized as follows:

	For the Years Ended June 30,
	2024	2023	Change	Change (%)
Tablet products
Gross profit	$154,955	$981,618	$(826,663)	(84.2)%
Gross profit percentage	23.5%	5.0%	18.5%

Mobile phone products
Gross profit	$(39,012)	$108,954	$(147,966)	(135.8)%
Gross profit percentage	(1.5)%	5.6%	(7.1)%

Other
Gross profit	—	18,208	(18,208)	(100.0)%
Gross profit percentage	—	62.1%	(62.1)%

Total
Gross profit	$115,943	$1,108,780	$(992,837)	(89.5)%
Gross profit percentage	3.6%	5.1%	(1.5)%

For the years ended June 30, 2024 and 2023, overall gross profit percentage was 3.6% and 5.1%, respectively. The decrease in gross profit percentage of 1.5% was primarily due to the decrease in sales volume of all product lines. In the meantime, we generated a negative profit from the sale of mobile phone products, which happened during the period from January 1 to June 30, 2024 when our vendor had a delay in delivery the mobile phone products. We were willing to sell the goods to customer at a discounted price to minimize the risk of our customer cancelling existing orders, and to retain the customer relationship since we just started to make sales to our new customers.

Gross profit percentage of tablets improved from 5.0% to 23.5% from the year ended June 30, 2023 to the same period in 2024. This was primarily due to our change of business strategy as discussed above, which lead to the increase in the unit selling price of electronic products, and the decrease in the unit purchase price of the purchasing goods.

The gross profit percentage for mobile phones decreased from 5.6% to (1.5) % from the year ended June 30, 2023, to the same period in 2024. This decline was primarily due our decision to sell products to a new customer at discounted prices during the period from January 1 to June 30, 2024. During this time, we experienced a delay in delivery from our vendor and aimed to minimize the risk of the customer cancelling existing orders.

Operating Expenses

Total operating expenses increased by approximately $2.2 million, or 217.3%, to approximately $3.2 million for the year ended June 30, 2024 from approximately $1.0 million for the year ended June 30, 2023.

Our operating expenses are summarized as follows:

	For the Years ended June 30,
	2024	2023	Change ($)	Change (%)
Operating expenses
Selling expenses	$1,076,761	$262,767	$813,994	309.8%
General and administrative expense	2,076,484	487,706	1,588,778	325.8%
Research and development – related party	91,168	272,080	(180,912)	(66.5)%
Total operating expense	$3,244,413	$1,022,553	$2,221,860	217.3%

The increase in operating expense was mainly attributed to the following:

Selling Expenses

Selling expenses increased, approximately $0.8 million, or 309.8%, to approximately $1.1 million for the year ended June 30, 2024, from approximately $0.3 million for the year ended June 30, 2023. The increased selling expenses was mainly attributable to approximately $0.3 million increase in consulting fees, as the Company engaged additional sales consultant to enhance our sales efforts, approximately $0.2 million increase in payroll and payroll related expense as we recruited and hired a vice president of sales to our team during the year ended June 30, 2024, approximately $0.1 million increase in advertising and marketing expense, and approximately $0.2 million increase in sampling, testing and certification expenses, which all directly related with change in business strategy where we began to boost the brand awareness, adding new product models, and to attract more business opportunities in the electronic devices market during the year ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses increased, approximately $1.6 million, or 325.8%, to approximately $2.1 million for the year ended June 30, 2024 from approximately $0.5 million for the year ended June 30, 2023. The increased general and administrative expense were mainly attributable to the approximately $0.6 million increase in non-capitalized initial public offering  related expense on audit and accounting fees, approximately $0.7 million increase in salary and wages due to eight new hires during the year ended June 30, 2024, approximately $0.3 million increase in other general and administrative miscellaneous expenses, such as rent expense, travel expense, and office expense due to increased expenses in operation of business. We anticipate a continued rise in our SG&A as we persist in executing our business expansion plan and integrating IoT-enabled devices alongside our cloud platform to streamline operations in 2024 and 2025.

Research and Development — related party

Research and development (“R&D”) expenses decreased by approximately $0.2 million, or 66.5%, where the decrease was primarily due to an R&D project slowed  down in the year ended June 30, 2024 as compared to the year ended June 30, 2023. During the year ended June 30, 2023, a related party had completed the development of 4G project for us and we incurred a R&D expense of approximately $0.3 million. During the year ended June 30, 2024, a related party completed 40% of the remaining 5G development project from a R&D agreement for us and we recognized a R&D expense approximately of $0.1 million accordingly based the progression of the R&D project. We expect our R&D expenses will continue to go up as we will need to development our IoT and MVNO capabilities products and to finish our development of the 5G products in 2024 and 2025.

Other expense, net

Our other expense, net is summarized as follows:

	For the Years ended June 30,
	2024	2023	Change	Change (%)
Other (expense) income
Interest expense	$(278,328)	$(9,277)	$(269,051)	2,900.2%
Other income (expense), net	(4,016)	(4,522)	(506)	(11.2)%
Total other expense, net	$(282,344)	$(13,799)	$268,545	1,946.1%

Total other expense, net increased by approximately $0.3 million, or 1,946.1%, to approximately $0.3 million for the year ended June 30, 2024, from approximately $14,000 for the year ended June 30, 2023. The increase was primarily due to interest expenses incurred related to three convertible promissory notes issued in June 2023, November 2023, and March 2024.

Provision for income taxes

The provision for income taxes increased by approximately $6,000 from approximately $14,000 for the year ended June 30, 2023 to approximately $20,000 for the year ended June 30, 2024. During the year ended June 30, 2024, we had provision for income taxes of approximately $20,000 resulted from timing difference between calendar year on income tax return in 2022 and fiscal year of operation of June 30, for  which those operating losses incurred from January 2023 to June 2023 cannot be carried back. At the same time, we had provided 100% allowance on our deferred tax assets on net operating losses for the year ended June 30, 2024. During the year ended June 30, 2023, we had operating income and resulted in provision for income taxes of approximately $14,000.

Net (Loss) Income

Net income decreased by approximately $3.5 million, or 5,995.5%, to approximately $3.4 million of net loss for the year ended June 30, 2024, from approximately $0.1 million net income for the year ended June 30, 2023. Such change was mainly due to the reasons discussed above.

Liquidity and Capital Resources

In assessing liquidity, we monitor and analyses cash on-hand and operating and capital expenditure commitments. Our liquidity needs are to meet working capital requirements, operating expenses, and capital expenditure obligations. Debt financing in the form of convertible promissory note and cash generated from operations have been utilized to finance working capital requirements.

As of June 30, 2024, we had cash and cash equivalents of approximately $0.6 million, while accumulated deficit and working capital deficit were approximately $11.0 million and $4.6 million, respectively. During the year ended June 30, 2024, we had net loss of approximately $3.4 million and net operating cash outflow of approximately $4.7 million.

If we are unable to generate sufficient funds to finance the working capital requirements within the normal operating cycle of a twelve-month period from the date of the financial statements are issued, we may have to consider supplementing our available sources of funds through the following sources:

●	Other available sources of financing from banks and other financial institutions or private lender;

●	Financial support and credit guarantee commitments from our related parties; and

●	Equity financing.

As such, our management has determined that the factors discussed above have raised substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

The following summarizes the key components of cash flows for the year ended June 30, 2024 and 2023.

	For the Years Ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(4,680,079)	$30,176
Net cash used in investing activities	(8,743)	(66,899)
Net cash provided by financing activities	3,451,421	1,839,830
Net change in cash and cash equivalents	$(1,237,401)	$1,803,107

Operating activities

Net cash used in operating activities was approximately $4.7 million for the year ended June 30, 2024 and was primarily attributable to (i) approximately $3.4 million net loss, (ii) approximately $0.3 million increased in accounts receivable due to  provision of credit term to our new customers during the year, (iii) approximately $1.7 million increased in contract assets due to engagement with new vendors which required purchase deposits to secure relevant transactions, (iv) approximately $1.8 million increased in inventories due to change in our business strategy where we rented warehouse in the U.S. to store our inventories, (v) approximately $63,000 increased in prepaid expenses and other current assets, and security deposit, (vi) approximately $33,000 in payment of operating lease liability, and (vii) approximately $16,000 decreased in income taxes payable. The cash outflow was offset by (viii) non-cash expenses of approximately $0.3 million, which includes depreciation, accrued interest expenses from incurred from convertible notes, and amortization of operating right-of-use assets, (ix) approximately $1.4 million increased in accounts payable due to purchase of more inventories with vendors to meet customer demand, (x) approximately $0.6 million increased in contract liabilities due to a higher number of sales orders that had not yet been fulfilled but with advance payments made by customers to us to reserve products, (xi) approximately $0.2 million increased in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees.

Net cash provided by operating activities was approximately $30,000 for the year ended June 30, 2023 and was primarily attributable to (i) approximately $0.1 million net income, (ii) approximately $0.6 million decreased in prepayment and other current assets as we have utilized prepaid purchase orders during the period. The inflow was offset by (iii) approximately $0.6 million decreased in customer deposit as we have fulfilled more of our sales orders during the period and (iv) approximately $0.1 million decreased in accounts payable to a related party as we made full repayment to our related party vendor.

Investing activities

Net cash used in investing activities was approximately $9,000 for the year ended June 30, 2024, attributable to the purchase of office equipment and furniture.

Net cash used in investing activities was approximately $0.1 million for the year ended June 30, 2023, attributable to purchase of an automobile for our business uses.

Financing activities

Net cash provided by financing activities was approximately $3.5 million for the year ended June 30, 2024, mainly attributable to $4.0 million proceeds from issuance of convertible promissory notes to New Bay in November 2023 and March 2024, offset by approximately $0.4 million in payments of deferred offering costs, the repayment of related party loans of approximately $0.1 million, and the principal payments of long-term loan of approximately $16,000.

Net cash provided by financing activities was approximately $1.8 million for the year ended June 30, 2023, primarily attributable to $2.0 million proceeds from convertible promissory note offset by the repayment of related party loans of approximately 0.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

Critical Accounting Estimate

The financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are critical to the preparation of financial statements. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe that the critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes the deferred tax assets, based largely on the history of tax losses, warrant a full valuation allowance based on the weight of available negative evidence. As of June 30, 2024 and 2023, we had recognized valuation allowance of $2,034,318 and $1,172,171, respectively. Currently, the key factor on our assumption of providing 100% valuation allowance was purely based on our historical operating losses. Once we began generating profit, we will re-evaluate whether providing 100% valuation allowance is appropriate or if we can reassess such number.

ACAC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of ACAC’s financial condition and results of operations should be read in conjunction with ACAC’s audited consolidated financial statements and the related notes to those statements included herein. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. ACAC’s actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those factors set forth in the sections titled “Risk Factors” and “Forward-Looking Statements”, which you should review for a discussion of some of the factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this proxy statement/prospectus.

Unless the context otherwise requires, all references in this subsection to the “Company,” “ACAC”, “we,” “us” or “our” refer to the business of ACAC and its subsidiaries prior to the consummation of the Business Combination.

 Overview

We are a blank check company incorporated as a Delaware corporation on January 7, 2022, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are actively searching and identifying suitable Business Combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of warrants (the “Private Placement Warrants”) in a private placement (the “Private Placement”) to the Company’s sponsor Acri Capital Sponsor LLC (the “Sponsor”), potential additional shares, debt or a combination of cash, shares and debt.

On June 14, 2022, the Company consummated the IPO of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one redeemable warrant, each whole Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

Business Combination with Foxx

On February 18, 2024, we entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among us, Acri Capital Merger Sub I Inc., a Delaware corporation and our wholly-owned subsidiary (“Purchaser”, or “PubCo” upon and following the Business Combination), Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”, together with us and the Purchaser, the “Purchaser Parties”), and Foxx Development Inc., a Texas corporation (“Foxx”), pursuant to which (i) Parent will merger with and into Purchaser (the “Reincorporation Merger”), and (ii) Foxx will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and other transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Foxx Business Combination”. Following consummation of the Foxx Business Combination (the “Closing”), Purchaser will become a publicly traded company.

On May 31, 2024, ACAC, PubCo, Merger Sub, and Foxx entered into an amendment to the Business Combination Agreement (the “BCA Amendment”). Pursuant to the BCA Amendment, ACAC, PubCo, Merger Sub, and Foxx agreed to revise the lock-up provision, which shall now provide that, each Pre-Closing Company Stockholder (as defined in the Business Combination Agreement) who holds more than 5% of issued and outstanding shares of common stock of Foxx (“Foxx Common Stock”) immediately prior to closing of the Business Combination (the “Closing”) except the Pre-Closing Company Stockholders who hold Foxx Common Stock issuable upon the conversion of certain convertible notes of Foxx, the Sponsor, and affiliates of the foregoing, will, subject to certain customary exceptions, agree not to sell any share of common stock of the PubCo (“PubCo Common Stock”) held by them until the earlier to occur of: (A) six months after the Closing, or (B) the date on which the last reported sale price of the PubCo Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing, or earlier, in any case, if subsequent to the Closing, the PubCo completes a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of ACAC’s stockholders having the right to exchange their shares for cash, securities or other property.

Additional Information about the Transaction and Where to Find It

The Business Combination has been approved by the boards of directors of ACAC, PubCo and Foxx, and will be submitted to stockholders of ACAC and the stockholders of Foxx for their approval. ACAC started mailing of a definitive proxy statement and other relevant documents to its stockholders on August 1, 2024, and the record date established for voting on the proposed transaction was on July 19. 2024. The special meeting of the stockholders of ACAC is scheduled to be held on August 27, 2024. ACAC stockholders are urged to read the definitive proxy statement/prospectus included in the Registration Statement on Form F-4 (File No. 333- 280613) that was filed publicly by the Purchaser and declared effective by the SEC on July 29, 2024. ACAC stockholders will also be able to obtain a free copy of the definitive proxy statement/prospectus, as well as other filings containing information about ACAC, without charge, at the SEC’s website (www.sec.gov).

Special Meeting III and Extension Notes

On April 9, 2024, the Company held a special meeting of stockholders (the “Special Meeting III”), at which the stockholders of the Company approved, among other things, the proposal to amend the then-effective Company Charter to allow the Company until April 14, 2024 to consummate the Business Combination, and, without another stockholder vote, to elect to extend the deadline to complete a Business Combination (the “Combination Deadline”) on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing the lesser of (i) $50,000 and (ii) $0.033 for each public share into the Trust Account. Upon the stockholders’ approval, on April 10, 2024, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Third Amended Charter”). In connection with the Special Meeting III, 1,439,666 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Third Amended Charter, the Company may extend the Combination Deadline on a monthly basis from April 14, 2024 for up to nine times, up to January 14, 2025, by depositing $50,000 each month into the Trust Account. Following the Special Meeting III, the Sponsor deposited four monthly payments, and Foxx deposited one monthly payment into the Trust Account to extend the Combination Deadline to September 14, 2024. The five monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor and one promissory note issued by the Company to Foxx, each in the principal amount of $50,000.

Working Capital Note

The Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of the Business Combination. We may issue such working capital notes to the Sponsor, officers, directors, of their affiliates, evidencing the terms of such loans.

On December 5, 2023 and June 11, 2024, respectively, the Company issued an unsecured promissory note of $500,000 (collectively, the “Working Capital Notes”)  to the Sponsor. The proceeds of the Working Capital Notes, which may be drawn down from time to time until the Company consummates its initial business combination, and will be used as general working capital purposes.

The Working Capital Notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Working Capital Notes has the right, but not the obligation, to convert the Working Capital Notes, in whole or in part, respectively, into private placement warrants of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Working Capital Notes at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

The issuance of the Working Capital Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On July 23, 2024, the Company received a letter (the “ Letter ”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“ Nasdaq ”) that, for the last 30 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Company was below the $35 million minimum MVLS requirement for continued listing on the Nasdaq Capital Market (the “Capital Market”) under Nasdaq Listing Rule 5550(b)(2) (the “ MVLS Rule ”). The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until January 20, 2025 (the “Compliance Period”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $35 million for a minimum of 10 consecutive business days at any time during this Compliance Period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance with the MVLS Rule by the Compliance Date, Nasdaq will provide written notification that its securities will be subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination.

The Company is monitoring its MVLS and is evaluating options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and the search for a target candidate following the consummation of the IPO. Our only activities from inception through June 30, 2024 were organizational activities and those necessary to prepare for the IPO and search for a target candidate. We do not expect to generate any operating revenues until after the completion of the Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, the Business Combination.

For the three months ended June 30, 2024 and 2023, we had net loss of $245,297 and net income of $90,945, respectively, mainly from income on our investment less our formation and operating costs and tax expenses. For the six months ended June 30, 2024 and 2023, we had net loss of $142,648 and net income of $454,603, respectively, mainly from income on our investment less our formation and operating costs and tax expenses.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2024 had been satisfied through initial payment from the Sponsor of $25,000, proceeds from the Private Placement of $5,240,000, and loan from sponsor of $2,503,327.

On June 14, 2022, we consummated the IPO of 8,625,000 Public Units at a price of $10.00 per unit (including 1,125,000 units issued upon the fully exercise of the over-allotment option), generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO and exercise of the over-allotment option in full by the underwriters, we consummated the sale of 5,240,000 warrants as Private Warrants, at a price of $1.00 per warrant, with each warrant entitling the registered holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, generating gross proceeds of $5,240,000. Following the closings of the IPO and the sales of the Private Warrants on June 14, 2022, a total of $87,975,000 (or $10.20 per share) was placed in the Trust Account.

As of June 30, 2024, the Company had cash of $4,665 and a working capital deficit of $3,346,481 (excluding taxes payable which will be paid out from Trust).

On February 8, 2023, in connection with the Special Meeting I, 4,981,306 shares of Class A common stock of the Company were rendered for redemption at $10.33 per share. On July 11, 2023, in connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled at $10.82 per share. On May 9, 2024, in connection with the New Extension Amendment Proposal, 1,439,666 shares of Class A common stock of the Company were redeemed and cancelled at $11.24 per share, resulting in approximately $21.2 million remaining in the Trust Account as of June 30, 2024.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete the Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the Business Combination, it would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into warrant, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to complete the Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Pursuant to the Third Amended Charter, the Company may extend the Combination Deadline on a monthly basis from April 14, 2024 for up to nine times, up to January 14, 2025, by depositing $50,000 each month into the Trust Account. As of the date of this report, between July 12, 2023 and March 12, 2024, an aggregate of $675,000 of extension payments, or nine monthly extension payments of $75,000, were deposited into the Trust Account, which enabled the Company to extend the period of time it has to consummate the Business Combination on a monthly basis from July 14, 2023 to April 14, 2024. Following the Special Meeting III, the Sponsor deposited four monthly payments, and Foxx deposited one monthly payment, into the Trust Account, to extend the Combination Deadline to September 14, 2024. The five monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor and one promissory note issued by the Company to Foxx (the “Foxx Note”), each in the principal amount of $50,000.

In connection with each monthly extension payments, the Company issued unsecured promissory notes (each an “Extension Note”) to the Sponsor.

Each of the Extension Notes is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Extension Notes has the right, but not the obligation, to convert each Extension Note, in whole or in part, respectively, into Private Warrants of the Company, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Extension Notes at least two business days prior to the closing of the Business Combination. The number of Private Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

The Foxx Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The Foxx Note is not convertible into any securities of the Company.

If we are unable to complete the Business Combination by the Combination Deadline, we may seek approval from our stockholders holding no less than 65% or more of the votes to approve to extend the Combination Deadline, and if we fail to obtain approval from our stockholders for such extension or we do not seek such extension, the Company will cease all operations.

As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2024 and December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the Founder Shares, the Private Warrants, and any warrants that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

Investments held in Trust Account

At June 30, 2024 and December 31, 2023, $21,214,423 and $36,672,846 of the assets held in the Trust Account, respectively, were held in money market funds, which are invested in short term U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs

The Company complies with the requirements of ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. We determined that upon further review of the proposed form of warrant agreement, management concluded that the warrants included in the units issued in the IPO pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024, common stock subject to possible redemption are presented at redemption value of $11.58 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We evaluated the potential impact of adopting this new guidance on our unaudited consolidated financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Interim Financial Statements of Acri Capital Acquisition Corporation

Audited Financial Statements of Acri Capital Acquisition Corporation

Report of Independent Registered Public Accounting Firm (Firm ID: 688)	F-46

Balance Sheets as of December 31, 2023 and 2022	F-47

Statements of Operations for the Year Ended December 31, 2023 and for the Period from January 7, 2022 (Inception) through December 31, 2022	F-48

Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2023 and for the Period from January 7, 2022 (Inception) through December 31, 2022	F-49

Statements of Cash Flows for the Year Ended December 31, 2023 and for the Period from January 7, 2022 (Inception) through December 31, 2022	F-50

Notes to Financial Statements	F-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Foxx Development Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foxx Development Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2023.

San Jose, CA
October 24, 2024

PCAOB ID# 688

FOXX DEVELOPMENT INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$587,448	$1,824,849
Accounts receivable	251,894	-
Inventories	1,768,072	-
Contract assets	1,682,289	-
Prepaid expenses and other current assets	44,116	11,411
Amount due from related party	140	-
Total Current Assets	4,333,959	1,836,260

PROPERTY AND EQUIPMENT, NET	142,619	173,659

NON-CURRENT ASSETS
Operating right-of-use assets	405,758	-
Deferred offering costs	462,177	-
Security deposits	29,909	-
Total Non-current Assets	897,844	-

Total Assets	$5,374,422	$2,009,919

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,396,860	$-
Other payables and accrued liabilities	468,225	27,453
Other payable - related party	51,168	25,000
Contract liabilities	649,450	27
Income taxes payable	-	15,842
Short-term loans	291,208	291,208
Short-term loan - related party	-	91,235
Current maturity of long-term loan	19,539	15,967
Operating lease liabilities - current	72,531	-
Convertible promissory notes	6,000,000	2,000,000
Total Current Liabilities	8,948,981	2,466,732

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	332,435	-
Long-term loan - non-current	95,442	114,981
Total Non-current Liabilities	427,877	114,981

Total Liabilities	9,376,858	2,581,713

COMMITMENTS AND CONTINGENCIES (See Note 18)

SHAREHOLDERS’ DEFICIT
Common stock, $0.001 par value, 2,000,000 shares and 1,000,000 shares authorized as of June 30, 2024 and 2023, respectively; 1,000,000 shares issued and outstanding as of as of June 30, 2024 and 2023	1,000	1,000
Additional paid-in capital	7,023,492	7,023,492
Accumulated deficit	(11,026,928)	(7,596,286)
Total Shareholders’ Deficit	(4,002,436)	(571,794)

Total Liabilities and Shareholders’ Deficit	$5,374,422	$2,009,919

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,	June 30,
	2024	2023
REVENUES, NET	$3,228,559	$21,622,887
COST OF GOODS SOLD	3,112,616	20,514,107
GROSS PROFIT	115,943	1,108,780

OPERATING EXPENSES:
Selling expenses	1,076,761	262,767
General and administrative expenses	2,076,484	487,706
Research and development - related party	91,168	272,080
Total Operating Expenses	3,244,413	1,022,553

(LOSS) INCOME FROM OPERATIONS	(3,128,470)	86,227

OTHER INCOME (EXPENSE)
Interest expense	(278,328)	(9,277)
Other expense, net	(4,016)	(4,522)
Total Other Expense, net	(282,344)	(13,799)

(LOSS) INCOME BEFORE INCOME TAXES	(3,410,814)	72,428

PROVISION FOR INCOME TAXES	19,828	14,237

NET (LOSS) INCOME	$(3,430,642)	$58,191

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	1,000,000	1,000,000
Diluted	1,000,000	1,001,648

NET (LOSS) INCOME PER SHARE
Basic	$(3.43)	$0.06
Diluted	$(3.43)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
BALANCE, July 1, 2022	1,000,000	$1,000	$7,023,492	$(7,654,477)	$(629,985)
Net income	-	-	-	58,191	58,191
BALANCE, June 30, 2023	1,000,000	1,000	7,023,492	(7,596,286)	(571,794)
Net loss	-	-	-	(3,430,642)	(3,430,642)
BALANCE, June 30, 2024	1,000,000	$1,000	$7,023,492	$(11,026,928)	$(4,002,436)

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,430,642)	$58,191
Adjustments to reconcile net (loss) income to net cash (used in) provided by
Operating activities:
Depreciation	39,783	20,819
Accrued interest expense from convertible notes	264,445	3,500
Amortization of operating right of use assets	32,468	-
Change in operating assets and liabilities:
Accounts receivable	(251,894)	-
Inventories	(1,768,072)	-
Contract assets	(1,682,289)
Prepaid expenses and other current assets	(32,705)	581,979
Amount due from a related party	(140)
Security deposits	(29,909)	-
Accounts payable	1,396,861	-
Accounts payable, related party	-	(84,920)
Contract liabilities	649,423	(609,202)
Other payables and accrued liabilities	155,526	20,572
Other payable - related party	26,168	25,000
Operating lease liabilities	(33,260)	-
Income taxes payable	(15,842)	14,237
Net cash (used in) provided by operating activities	(4,680,079)	30,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,743)	(66,899)
Net cash used in investing activities	(8,743)	(66,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans - related party	(91,235)	(154,322)
Principal payments of long-term loan	(15,967)	(5,848)
Proceeds from convertible promissory note	4,000,000	2,000,000
Payments of deferred offering costs	(441,377)	-
Net cash provided by financing activities	3,451,421	1,839,830

NET CHANGE IN CASH	(1,237,401)	1,803,107

CASH, beginning of the year	1,824,849	21,742

CASH, end of the year	$587,448	$1,824,849

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$35,670	$-
Cash paid for interest	$13,662	$7,104

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment through long-term loans	$-	$127,300
Initial recognition of operating right-of-use assets and lease liabilities	$438,226	$-
Deferred offering costs included in other payables and accrued liabilities	$20,800	$-

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of business and organization

Foxx Development Inc. (“Foxx” or the “Company”) is a Texas corporation incorporated on March 17, 2017. The Company is primarily engaged in the sales of electronic products.

On August 29, 2023, Foxx Technology Pte Ltd (“Foxx Technology”) was incorporated in Singapore, where Foxx holds 51% of equity interests. Foxx Technology operates in the field of the manufacture of wireless communications equipment, and the wholesale of handphones, handphone peripheral equipment and other telecommunications equipment. Since the Company owns the majority controlling financial interest in Foxx Technology, according to ASC 810-10-15-10, all majority-owned subsidiaries shall be consolidated. Foxx Technology is required to be consolidated under ASC 810. As of June 30, 2024, no significant operations nor capital contributions were made to Foxx Technology. As a result, the Company’s consolidated financial statements did not reflect any operating activities from Foxx Technology. The Company has 51% voting interest of Foxx Technology. On July 30, 2024, Foxx submitted the application to dissolve Foxx Technology and pending for the final approval from the Accounting and Corporate Regulatory Authority of Singapore.

Recent Development

Foxx Development Holdings Inc. was incorporated on November 13, 2023 under the name “Acri Capital Merger Sub I Inc.” On February 18, 2024, Acri Capital Merger Sub I Inc. (“Purchaser” and after the Closing (as defined below), the “New Foxx”) entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among Acri Capital Acquisition Corporation (“ACAC”, or “Parent”), Purchaser, Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), and Foxx, pursuant to which (i) Parent will merger with and into Purchaser (the “Reincorporation Merger”), and (ii) Foxx will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and other transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”.

Following the consummation of the Business Combination (the “Closing”) on September 26, 2024, Purchaser was renamed as “Foxx Development Holdings Inc.”, and became a publicly traded company. The Merger Sub was renamed as “Foxx Development Inc.” and became the Delaware subsidiary of Purchaser. See Note 22 for more details.

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company is primarily engaged in the sales of electronic products and debt financing in the form of convertible notes, loans from bank, third parties, related parties, and cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net cash used in operating activities of approximately $4.7 million for the year ended June 30, 2024; (2) accumulated deficit of approximately $11.0 million as of June 30, 2024; (3) the working capital deficit of approximately $4.6 million as of June 30, 2024, and (4) three convertible promissory notes with a total principal amount of $6.0 million as of June 30, 2024 and the related interests were automatically converted into the right to receive, without interest, the applicable portion of 5,000,000 shares of the common stock of the Company (the “Common Stock”), par value $0.0001 per share (the “Closing Payment Stock” as defined in Note 22) following consummation of the Business Combination on September 26, 2024.

If the Company is unable to generate sufficient funds to finance the working capital requirements of the Company within the normal operating cycle of a twelve-month period from the date of the consolidated financial statements are issued, the Company may have to consider supplementing its available sources of funds through the following sources:

●	Other available sources of financing from banks in the United States of America and other financial institutions or private lender;

●	Financial support and credit guarantee commitments from the Company’s related parties; and

●	Equity financing.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to the Company, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfall, there would likely be a material adverse effect on the Company and would materially adversely affect its ability to continue as a going concern.

As such, management has determined that the factors discussed above have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Basis of presentation and significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

Fair value measurement

The accounting standard regarding the fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the balance sheets at face value or cost, which approximates the fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment

Operating segments are defined as components of an enterprise engaging in businesses activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker, CEO, reviews segment results when making decisions about allocating resources and assessing performance of the Company. Based on qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating within one operating and reportable segment.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2024 and 2023, the Company had no cash equivalents on account. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has historically not experienced a loss related to these deposits.

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts on credit losses. Allowance for credit losses for accounts receivables is established based on various factors including historical payments and current economic trends. The Company reviews its allowance for credit loss by assessing individual accounts receivable over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Accounts receivable are written-off on a case by case basis after exhaustive efforts at collection are made, net of any amounts that may be collected. As of June 30, 2024 and 2023, no allowance for credit losses of accounts receivable was recorded and the Company had accounts receivable of $251,894 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using the “First in, First out” method. Inventories mainly include electronic products and accessories which are purchased from the Company’s suppliers as merchandized goods and freight-in. On an annual basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, based upon forecasts for future demand and market conditions. When inventories are written down to net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2024 and 2023, the Company had inventories of $1,768,072 and $0, respectively. During the years ended June 30, 2024 and 2023, no inventory write-down was recorded.

Contract assets

Contract assets consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2024 and 2023, no allowance for credit losses was recorded.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with no residual value. The estimated useful lives are as follows:

Useful Life
Computer and office equipment	5 years
Vehicles	5 years

The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. As of June 30, 2024 and 2023, there was no impairment of long-lived assets.

Deferred offering costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs consist of underwriting, legal, accounting, and other professional expenses incurred through the balance sheet date that are directly related to the proposed offering and that will be charged to shareholders’ equity (deficit) upon the completion of the proposed offering. Should the proposed offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of June 30, 2024 and 2023, the Company had deferred offering costs of $462,177 and $0, respectively.

Contract liabilities

Contract liabilities mainly consisted of deposits received from customers before all the relevant criteria for revenue recognition are met and are recorded as customer deposits.

Convertible instrument

The Company accounts for its convertible instrument in accordance with Accounting Standards Codification (“ASC”) 470-20 Debt with Conversion and Other Options, whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives or the substantial premium model in ASC 470-20 Debt — Debt with Conversion and Other Options applies. If the equity securities underlying the embedded conversion option are readily convertible to cash, such as publicly traded common shares, the embedded conversion option is likely to meet the net settlement criterion to be considered a derivative. If the equity securities underlying the conversion option are not readily convertible to cash, the embedded conversion option may not meet the net settlement criterion, and therefore would not meet the definition of a derivative. Because the convertible instrument has a fixed conversion price and therefore, it lacks an underlying and does not meet the requirement of a derivative. As a result, the Company determined its embedded conversion option does not meet the definition of a derivative for bifurcation.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

The Company recognizes revenue to depict the transfer of promised goods or services (that is, an asset) to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. An asset is transferred when the customer obtains control of that asset. It also requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

To achieve that core principle, the Company applies the five steps defined under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s main business is selling electronic products to 1) wholesale customers and 2) individual E-commerce customers.

Wholesale Customers

The Company recognizes a contract with a customer when the contract is committed in writing, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts, either on Free on Board (“FOB”) shipping point or destination, depending on the specified contract. The Company’s customers generally either pay the order in full balance prior to shipment or in partial payments with credit terms of 30 to 60 days after shipment depends on the specified contract. No sales returns are being given to its wholesale customers as they were being given additional 2-3% of products on top of each customer’s order (see “Warranty: accounting policy below). There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

Gross versus Net Revenue Reporting

The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction in accordance with ASC 606-10-55 and depends on whether the promise to the customer is to provide the products or to facilitate a sale by a third party. The nature of the promise depends on whether the Company controls the products prior to transferring them. When the Company controls the products, the promise is to provide and deliver the products and revenue is presented gross. When the Company does not control the products, the promise is to facilitate the sale and revenue is presented net.

To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in ASC 606-10-55-39. The Company considers this guidance in conjunction with the terms in its arrangements with both suppliers and customers.

The Company orders the products and pays in advance from its supplier. When the supplier has completed production, the Company inspects and accepts the products in its suppliers’ warehouse or at the designated logistic warehouse of the supplier. This enables the Company to direct the use of these products but to also bear inventory risk as legal owners. The Company has the responsibility of fulfilling the promise to provide the products to its customers, and also includes an additional 2-3% of products on top of each customer’s order , which covers any damage incurred in shipping and no refund and no return will be granted to customers; or provided a one-year warranty period with no additional 2-3% of products on top of each customer’s order, depending on the specified contract. In addition, when establishing the selling prices for delivery of the products, the Company has control to set its selling price. All these factors indicate that the Company is acting as the principal in this transaction. As a result, revenue from the wholesale customer is presented on a gross basis.

Warranty

The Company generally provides 1-year warranties for its product sold to its wholesale customer if an additional 2-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 2-3% of products on top of each customer’s order, these additional 2-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and e-commerce customers, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of June 30, 2024 and 2023, the Company accrued warranty reserves of $48,361 and $0, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E-Commerce Customers

The Company recognizes a contract with a customer when the contract is committed in writing and signed electronically on the E-Commerce platform, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts on shipping destination at its individual customer shipping address, which is the Company’s obligation to deliver the product to the end user/individual customer, depends on the specified contract. The Company’s E-Commerce customers pay the order in full balance prior to shipment to the E-Commerce Platform and the E-Commerce Platform withheld the payment for 30 days before remitting payments to the Company. The Company offered one month of free exchange or return. As a result, the Company recognized its revenues from the E-Commerce customers, in the third-party E-commerce platform, net of estimated sales returns, discount, and rebate, as a consideration reducing the transaction price. Historically, sales returns were insignificant to the Company’s operations. For the years ended June 30, 2024 and 2023, the Company recognized estimated sales returns of $1,393 and $0, respectively, and such reserves are based on estimation and required judgment from the Company’s management. There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

Gross versus Net Revenue Reporting

The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction in accordance with ASC 606-10-55 and depends on whether the promise to the customer is to provide the products or to facilitate a sale by a third party. The nature of the promise depends on whether the Company controls the products prior to transferring them. When the Company controls the products, the promise is to provide and deliver the products and revenue is presented gross. When the Company does not control the products, the promise is to facilitate the sale and revenue is presented net.

To distinguish a promise to provide products from a promise to facilitate the sale from a third party, the Company considers the guidance of control in ASC 606-10-55-37A and the indicators in ASC 606-10-55-39. The Company considers this guidance in conjunction with the terms in its arrangements with both suppliers and customers.

The Company orders the products, and the suppliers ship the products to the Company’s warehouse where the Company inspects and accepts the products. This enables the Company to direct the use of these products but to also bear inventory risk as legal owners. The Company has the responsibility of fulfilling the promise to provide the products to its customers, and to provide a one-year warranty period for each customer’s order. In addition, when establishing the selling prices for delivery of the products, the Company has control to set its selling price at the E-commerce platform. All these factors indicate that the Company is acting as the principal in this transaction. As a result, revenue from the E-Commerce customer is presented on a gross basis.

Practical expedient

The Company applies the practical expedient in ASC 606 to expense costs as incurred for costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs of obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year which need to be recognized as assets for the years ended June 30, 2024 and 2023.

Cost of revenues

The cost of revenue consists primarily of the costs of electronic products sold and freight-in.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling expenses

Selling expenses consist primarily of the advertising and marketing expenses, warranty expenses, commission fees incurred in connection with the E-Commerce platform sales, and consulting fees in connection with marketing activities.

Research and Development

The research and development expenses primarily consisted of development fees that the Company incurred based on the progression of product development. For the years ended June 30, 2024 and 2023, the Company had research and development expenses that amounted to $91,168 and $272,080, respectively.

Lease

The Company accounts for leases in accordance with ASC 842. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of June 30, 2024 and 2023, the Company does not have finance leases.

The Company determines if an arrangement is, or contains, a lease at inception. Operating lease assets represent the Company’s right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and operating lease liabilities represent its obligation to make lease payments arising from the aforementioned right.

Operating lease right-of-use (“ROU”) assets and liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses incremental borrowing rate as effective interest rate, based on the information available at the lease commencement date in determining the present value of its expected lease payments. Operating lease assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. According to ASC 842-10-15-37, a lessee may, as an accounting policy election by class of underlying asset, choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. The Company has identified the common area maintenance (CAM) fee as a non-lease component and elected to not separate it from the lease component.

Operating lease assets are amortized on a straight-line basis in operating lease expense over the lease term on the consolidated statements of operations. The related amortization of ROU assets along with the change in the operating lease liabilities are separately presented within the cash flows from operating activities on the consolidated statements of cash flows. The Company records lease expenses for operating leases on a straight-line basis over the lease term.

The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets on an annual basis. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease right-of-use assets in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended June 30, 2024 and 2023, the Company did not recognize impairment loss against its right-of-use assets.

For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liability. For the lease that with lease term of one year or shorter, the Company has elected to not recognize right-of-use asset and lease liability.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”. Under the asset and liability method as required by this accounting standard, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax. Deferred tax liabilities are recognized for all future taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled.

Deferred taxes are charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income taxes are classified as income tax expenses in the period incurred. Income tax returns for the years prior to 2021 are no longer subject to examination by U.S. tax authorities.

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the FASB ASC Topic 260, “Earnings per share,” which requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted earnings (loss) per share is the same as basic earnings per share for the years ended June 30, 2024 and 2023 due to the inclusion of the dilutive securities in the calculation would result in anti-dilution.

Related parties

The Company identifies related parties, and accounts for, and discloses related party transactions in accordance with ASC 850, Related Party Disclosures, and other relevant ASC standards.

Parties, which can be a corporation or individual, are considered to be related if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operating decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently adopted accounting standards

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326), which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to the accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The Company adopted this guidance on July 1, 2023, which did not have an impact on the Company’s financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations and statements of cash flows.

Recently issued accounting pronouncements not yet adopted

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 202307 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. Management considers that the guidance will not have a significant impact on the disclosures set out in these consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company continuously evaluates the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures and does not believe it will have a material impact on the presentation of the consolidated financial statements.

Note 4 — Accounts receivable

As of June 30, 2024 and 2023, accounts receivable consist of the following:

	June 30, 2024	June 30, 2023
Accounts receivable	$251,894	$—
Less: allowance for credit losses	—	—
Accounts receivable, net	$251,894	$—

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Inventories

As of June 30, 2024 and 2023, inventories consist of the following:

	June 30, 2024	June 30, 2023
Finished goods	$1,768,072	$—
Total inventories	$1,768,072	$—

Note 6 — Contract assets

As of June 30, 2024 and 2023, the contract asset of the Company consist of the following:

	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
Balance as of the beginning of the period	$—	$583,895
Add: net increase in current period contract asset	1,682,289	—
Less: inventory recognized from beginning contract asset	—	583,895
Total contract assets as the end of the period	$1,682,289	$—

Note 7 — Prepaid expenses and other current assets

As of June 30, 2024 and 2023, prepaid expenses and other current assets consist of the following:

	June 30, 2024	June 30, 2023
Other receivables	$10,881	$—
Other prepaid expenses	33,235	11,411
Total prepaid expenses and other current assets	$44,116	$11,411

Note 8 — Property and equipment, net

As of June 30, 2024 and 2023, property and equipment, net consist of the following:

	June 30, 2024	June 30, 2023
Computer and office equipment	$9,942	$4,631
Furniture and fixtures	3,432	—
Vehicles	191,091	191,091
Subtotal	204,465	195,722
Less: accumulated depreciation	(61,846)	(22,063)
Total property and equipment, net	$142,619	$173,659

Depreciation expense for the years ended June 30, 2024 and 2023 amounted to $39,783 and $20,819, respectively.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Other payables and accrued liabilities

As of June 30, 2024 and 2023, other payables and accrued liabilities consist of the following:

	June 30, 2024	June 30, 2023
Payroll and payable tax payable	$50,554	$19,593
Interest payable	267,945	3,500
Professional fee payable	59,473	—
Accrued warranty expenses	48,361	—
Others	41,892	4,360
Total other payables and accrued liabilities	$468,225	$27,453

Note 10 — Contract liabilities

Contract liabilities consist of customer deposits, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
Balance as of the beginning of the period	$27	$609,229
Add: net increase in current period contract liabilities	649,450	27
Less: revenue recognized from beginning contract liabilities	27	609,229
Total contract liabilities as the end of the period	$649,450	$27

Note 11 — Related party balances and transactions

Related party balances

Amount due from related party

Name of Related Party	Relationship	Nature	June 30, 2024		June 30, 2023
Company A	Owned by the executives of the Company	Paid on behalf fees	$140	(1)	$—

(1)	As of the date of this report, such balance was repaid by Company A.

Other payable — related party

Other payable — related party consists of the following:

Name of Related Party	Relationship	Nature	June 30, 2024	June 30, 2023
Company A(1)	Owned by the executives of the Company	Consulting fees	$—	$25,000
Company B(2)	Controlled by the immediate family member of the executive of the Company	Research and development fees	$51,168	—

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by the executives of the Company.

(2)	On September 1, 2022, the Company entered into an agreement with Company B for the research and development project.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term loan — related party

As of June 30, 2024 and 2023, the outstanding short-term loan from related party consists of the following:

	June 30, 2024	June 30, 2023
Executive(1)	$—	$91,235

(1)	On July 23, 2019, the Company entered into a loan agreement with the executive of the Company. The loan agreement allows the Company to draw up to $1,000,000 and is non-interest bearing. The Company’s imputed interest is immaterial. During the year ended June 30, 2024, the Company made a full repayment to the related party with a total amount of $91,235.

Related party transactions

Research and development expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
Company B(1)	Controlled by the immediate family member of the executive of the Company	$91,168	$272,080

(1)	On September 1, 2022, the Company entered into an agreement with Company B for the research and development project.

Consulting expense

Name of Related Party	Relationship	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
Company A(1)	Owned by the executives of the Company	$324,000	$25,000

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by the executives of the Company.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Short-term loans

As of June 30, 2024 and 2023, the outstanding short-term loan from third parties consists of the following:

	June 30, 2024	June 30, 2023
Lender A(1)	$261,208	$261,208
Lender B(2)	30,000	30,000
Total short-term loan	$291,208	$291,208

(1)	On December 30, 2020, the Company entered into a loan agreement with a third-party lender. The agreement allows the Company to draw up to $600,000 and is non-interest bearing. The Company’s imputed interest is immaterial. During the years ended June 30, 2024 and 2023, the Company neither drew money from the lender, nor made any repayment.

(2)	On November 11, 2019, the Company entered into a loan agreement for an amount of $50,000 with a third-party lender. This loan is non-interest bearing. The Company’s imputed interest is immaterial. This loan had an original due date in February 2020 and automatically converted into a due on demand term thereafter. During the years ended June 30, 2024 and 2023, the Company neither drew money from the lender, nor made any repayment.

Note 13 — Convertible promissory notes

On June 21, 2023, Foxx issued a convertible promissory note (the “Convertible Note 1”) to New Bay Capital Limited (“Investor”), a Hong Kong registered entity, in the amount of $2,000,000 at 7% per annum. The maturity date for the note is the earlier of the 12 month anniversary of the issuance date and the date when Foxx redeems the note, or the date of the initial closing of the initial public offering (“IPO”) of Foxx.

On November 21, 2023, Foxx issued a second convertible promissory note (“the Convertible Note 2) to the same investor in the amount of $2,000,000 at 7% per annum. The maturity and other terms were the same to Convertible Note 1.

On March 15, 2024, Foxx and the Investor entered into an Amendment to the Convertible Note Agreement to the Convertible Note 1 and Convertible Note 2 and agreed that all accrued interest shall become due and payable in shares of common stock of Foxx, at a price of $30.00 per share at the time that the Foxx completes the Business Combination.

On March 15, 2024, Foxx issued a third convertible promissory note (“the Convertible Note 3”, together with Convertible Note 1 and Convertible Note 2, collectively as “Notes”) to the same Investor for the amount of $2,000,000 at 7% per annum and Foxx received $1,000,000 from the Investor as of March 31, 2024. The Company received the remaining proceeds of $1,000,000 on April 8, 2024. The maturity and other terms were the same to Convertible Note 1 and Convertible Note 2.

On May 30, 2024, Foxx entered into a securities purchase agreement for issuance of convertible promissory notes to BR Technologies Pte. Ltd in the amount of $6,000,000 and to Grazyna Plawinski Limited in the amount of $3,000,000, at 7% per annum (collectively, the “Convertible Notes 4”). In August and September 2024, the Company received the proceeds of $9,000,000 from the Convertible Notes 4. The maturity date for the Convertible Notes 4 will be due at the earlier of the 12-month anniversary of the issuance date. The Convertible Notes 4 and their accrued and unpaid interest will be automatically convertible into shares of common stock of Foxx, at a price of $30.00 per share at the time that the Company completes the Business Combination. The Convertible Notes 4 and the related interests were automatically converted into (i) the right to receive, without interest, the applicable portion of 5,000,000 shares of Common Stock of the Company (the “Closing Payment Stock” as defined below) following consummation of the Business Combination on September 26, 2024.

The Notes are automatically convertible into shares of common stock of Foxx (collectively, the “Converted Shares”), par value of $0.001 per share, at a price of $30.00 per share at the time that Foxx completes the Business Combination. Interest shall accrue on the outstanding unconverted and unpaid principal amount at 7% per annum and shall be compounded annually from the issuance date until interest payment date, which is the first to occur of (i) the maturity date, and (ii) the date of any conversion of the Note (s), and (iii) the date of any other repayment or redemption of this Note. The full outstanding and unpaid principal amount shall be repaid in full on maturity date on June 20, 2024, November 20, 2024, March 14, 2025 respectively, and any accrued and unpaid interest is due and payable by the Company in shares on the interest payment date. Those Notes may not be prepaid by Foxx without prior written consent of the Investor. The Notes and the related interests were automatically converted into (i) the right to receive, without interest, the applicable portion of 5,000,000 shares of Common Stock of the Company (the “Closing Payment Stock” as defined in Note 22) following consummation of the Business Combination on September 26, 2024.

As of June 30, 2024 and 2023, the fair and carrying value of the Notes were $6,000,000 and $2,000,000, respectively, net of $0 unamortized premium, discount, or issuance costs; and accrued interest related to the Notes were $267,945 and $3,500 as of June 30, 2024 and 2023, respectively.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Long-term loan

In February 2023, Foxx purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if Foxx is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of June 30, 2024, the carrying value of the asset that has been pledged as a collateral is $91,231. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Twelve months ended June 30,	Amount
2025	$19,539
2026	22,024
2027	24,826
2028	27,984
2029	20,608
Total long-term debt payment	114,981
Current portion of long-term debt	(19,539)
Long-term debt – non-current portion	$95,442

Interest expense for years ended June 30, 2024 and 2023 for the above loan amounted to $14,989 and $5,442, respectively.

Note 15 — Shareholders’ deficit

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of Common Stock with a par value of $0.001 per share. On February 27, 2024, the Company increased its authorized shares to 2,000,000 shares. As of June 30, 2024 and 2023, there are 1,000,000 shares of Common Stock outstanding.

Note 16 — Concentrations of risks

(a) Major customers

For the year ended June 30, 2024, three customers, customer A, customer B and customer C, which are the third parties of the Company, accounted for 41%, 29% and 16% of the Company’s total revenues.

For the year ended June 30, 2023, one customer, which is a third party of the Company, accounted for 100% of the Company’s total revenues.

(b) Major suppliers

For the year ended June 30, 2024, three suppliers, supplier A, supplier B and supplier C, which is a third party of the Company, accounted for 49%, 31% and 18% of the Company’s total purchases.

For the year ended June 30, 2023, one supplier, which is a third party of the Company, accounted for 100% of the Company’s total purchases.

(c) Geographic areas

For the years ended June 30, 2024 and 2023, all of the Company’s long-lived assets are located in the United States and all of the Company’s revenues are derived solely from the United States, accordingly, no geographical information is presented.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Lease

The Company has elected, as an accounting policy, to not apply ASC 842 for short-term leases. Below are the short-term leases:

The Company rented a mailbox for $450 per month from November 1, 2022 to October 31, 2024. The Company determined that the accounting impact of this lease is immaterial to the Company’s consolidated financial statements for the years ended June 30, 2024 and 2023 and no operating right-of-use assets and lease liabilities were capitalized as June 30, 2024 and 2023. The Company terminated this lease on August 5, 2023.

On August 1, 2023, the Company entered a twelve-month lease agreement to rent a general office and storage space for its purchased inventory for a monthly rental fee of $100. The Company determined that the accounting impact of this lease is immaterial to the Company’s consolidated financial statements for the year ended June 30, 2024 and no operating right-of-use assets and lease liabilities were capitalized as of June 30, 2024.

On August 14, 2023, the Company entered a six-month lease agreement to rent an office for operating purposes with a monthly rental fee of $550. The Company determined that the accounting impact of this lease is immaterial to the Company’s consolidated financial statements for the year ended June 30, 2024 and no operating right-of-use assets and lease liabilities were capitalized as June 30, 2024.

On September 18, 2023, the Company entered a month-to-month rental agreement to rent as dorm for the employee with a monthly rent of $3,000. The Company determined that the accounting impact of this lease is immaterial to the Company’s consolidated financial statements for the year ended June 30, 2024 and no operating right-of-use assets and lease liabilities were capitalized as June 30, 2024.

In September 2023, the Company signed a three-year lease agreement to rent a general office and storage space for business operation with a monthly rent of $3,096, plus varied monthly CAM. The commencement date of this lease is October 1, 2023 and has no renewal option. The Company considered this lease as an operating lease and recognized right-of-use asset and lease liability. The Company recognized lease expense on a straight-line basis over the lease term for operating lease. On July 17, 2024, the Company extended the lease for another 35 months to be commenced on October 1, 2026 and ended August 31, 2029.

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using incremental borrowing rate as the effective interest rate, with a weighted average rate of 4.34%.

As of June 30, 2024, the weighted-average remaining operating lease term of its existing leases is approximately 5.68 year.

The following table sets forth the Company’s minimum lease payments in future periods as of June 30, 2024:

Operating lease payments
For the year ending June 30, 2024	$88,417
For the year ending June 30, 2025	95,854
For the year ending June 30, 2026	65,601
For the year ending June 30, 2027	50,944
For the year ending June 30, 2028	52,463
Thereafter	104,929
Total lease payments	458,209
Less: discount	(53,243)
Present value of operating lease liabilities	404,966
Operating lease liabilities, current portion	(72,531)
Operating lease liabilities, non-current portion	$332,435

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
Lease expenses	Selling, general, and administrative	$37,713	$—
Lease expenses – short term	Selling, general, and administrative	26,000	19,100
Total operating lease cost		$63,713	$19,100

Note 18 — Commitments and contingencies

Contingencies

From time to time, the Company is a party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

Lease Commitment

Reference to Note 17 for detailed disclosure of entered lease agreements.

Note 19 — Income taxes

The Company’s income tax expenses for years ended June 30, 2024 and 2023 are as follows:

	For the Years Ended June 30,
	2024	2023
Federal
Current	$12,690	$13,502
Deferred	—	—
State
Current	7,138	735
Deferred	—	—
Total provision for income taxes	19,828	14,237

Income tax expense for the years ended June 30, 2024 and 2023 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the years ended June 30, 2024 and 2023 to the Company’s effective tax rate are as follows:

	For the Years Ended June 30,
	2024	2023

Federal statutory tax rate	21.0%	21.0%
State statutory tax rate, net of deduction on federal tax return	4.2%	5.8%
Permanent difference	(1.7)%	1.3%
Others	0.9%	-%
Change in valuation allowance	(25.0)%	(8.4)%
Effective tax rate	(0.6)%	19.7%

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had a cumulative net operating loss carryforward (“NOL”) for federal, California, and Georgia state income tax purpose of approximately $8.4 million, $2.0 million, and $1.5 million, respectively, as of June 30, 2024. The Company elected 100% allowance on deferred tax asset for the years ended June 30, 2024 and 2023 and incurred approximately $0.8 million and $1.2 million allowance on deferred tax asset, respectively. The Company’s NOL is limited to 80% of the excess of taxable income on federal level, same apply to the state of Georgia, with no limitation to the state of California. Both Company’s federal and the state of Georgia NOLs will last indefinitely. The state of California NOLs can be carried for 20 years. The valuation allowance increased by approximately $0.8 million from approximately $1.2 million on June 30, 2023 to approximately $2.0 million on June 30, 2024.

The Company’s ability to use its federal net operating carryforward may be limited if the Company experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. As of June 30, 2024 and 2023, the Company has not performed any Section 382 study.

The Company’s deferred tax accounts are comprised of the following as of:

	June 30, 2024	June 30, 2023
Deferred tax assets
Net operating loss
Federal	$1,758,686	1,086,843
State	212,385	34,863
Capitalized R&D expense	70,451	55,540
Accrued warranty expense	7,382	-
Lease liabilities	109,903	-
Less: valuation allowance	(2,034,319)	(1,172,171)
Total deferred tax assets	124,488	5,075

Deferred tax liabilities:
Depreciation of property and equipment	$(14,371)	$(5,075)
Right of use assets	(110,117)	-
Total deferred tax liability	(124,488)	(5,075)
Total deferred tax accounts, net	$-	$-

The Company’s taxes payable consist of the following:

	June 30,	June 30,
	2024	2023
Income taxes payable	$-	$15,842

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the marketing performance and measures the unrecognized benefits associated with the tax positions. As of June 30, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Years Ended June 30,
	2024	2023
Tablet products	$660,787	$19,648,799
Mobile phone products	2,567,772	1,944,750
Other products	-	29,338
Total revenues	$3,228,559	$21,622,887

	For the Years Ended June 30,
	2024	2023
Wholesale revenues	$3,017,769	$21,622,887
E-Commerce revenues	210,790	-
Total revenues	$3,228,559	$21,622,887

Note 21 — Basic and diluted earnings per share

Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted net income per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of non-participating shares of common stock that are subject to the convertible note, and other securities outstanding. Certain securities may be anti-dilutive and would be excluded from the calculation of diluted earnings per share and disclosed separately. Because of the nature of the calculation, particular securities may be dilutive in some periods and anti-dilutive in other periods.

The following table presents the computation of basic and diluted earnings per share attributable to common stockholders, for the periods presented:

	For the Years Ended June 30,
	2024	2023
Net (loss) income – basic EPS	$(3,430,642)	$58,191
Interest expenses incurred on the convertible note	264,445	3,500
Net (loss) income – diluted EPS	$(3,166,197)	$61,691

Basic weighted average shares outstanding	1,000,000	1,000,000
Dilutive effect of convertible note*	—	1,648
Diluted weighted average number of shares outstanding	1,000,000	1,001,648

Basic (loss) earnings per share	$(3.43)	$0.06
Diluted (loss) earnings per share	$(3.43)	$0.06

*

There are 208,932 shares of Common Stock that is potentially convertible from the convertible notes that was excluded from the computation of diluted EPS for the period presented because it has anti-dilutive effect as the company had a net loss during the year ended June 30, 2024.

Other than the Company’s outstanding convertible notes having a dilutive effect on its EPS, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent events

The Company evaluated all events and transactions that occurred after June 30, 2024 up through the date the Company issued these consolidated financial statements.

Convertible Promissory Notes

In August and September 2024, the Company received the proceeds of $9,000,000 from the Convertible Notes 4 and the Convertible Notes 5.

Leases

On July 9, 2024, the Company entered a 5-year and a-half-month rental agreement to rent an office and space to storage its electronics products with a monthly base rental rate of $10,534 with a 5% incremental rate increase in each year. The commencement date of this lease is beginning on August 15, 2024 and ending on August 31, 2029.

On July 12, 2024, the Company entered a 7-year rental agreement to rent an office building with a monthly base rental rate of $65,745 with a 4% incremental rate increase in each year. The commencement date of this lease is beginning on February 1, 2025 and ending on January 31, 2032.

Business Combination

At the special meeting of ACAC stockholders held on August 27, 2024 (the “Special Meeting”), ACAC stockholders considered and adopted, among other matters, the Business Combination Agreement, the Business Combination and the other proposals related thereto described in this annual report on Form 10-K (the “Annual Report”).

On September 26, 2024, ACAC consummated the previously announced Business Combination pursuant to the terms of the Business Combination Agreement, by and among Purchaser, ACAC, Merger Sub and Foxx, pursuant to which (i) ACAC merged with and into Purchaser (i.e. the “Reincorporation Merger”), and (ii) Foxx merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (i.e. the “Acquisition Merger”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement:

●	Immediately prior to the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), which was on September 25, 2024, one business day prior to the Closing, (i) each issued and outstanding ACAC unit was automatically separated into one (1) share of ACAC Class A common stock and one-half (1/2) of one ACAC warrant, and (ii) each share of ACAC Class A common stock held by ACAC stockholders who validly redeemed their shares of ACAC Class A common stock (each “ACAC Redeeming Share”) was automatically cancelled and ceased to exist and thereafter represented only the right to be paid a pro-rata redemption price.

●	At the Reincorporation Merger Effective Time (on September 25, 2024), (i) each share of ACAC Class A or Class B common stock issued and outstanding (other than ACAC Redeeming Shares) was converted automatically into one (1) share of the Purchaser’s Common Stock, and (ii) each issued and outstanding ACAC warrant was converted automatically into one (1) redeemable warrant of Purchaser, exercisable for one (1) share of Purchaser’s Common Stock at an exercise price of $11.50 per share (the “Warrant”).

●	At the Closing (on September 26, 2024), by virtue of the Acquisition Merger and the Business Combination Agreement, and without any action on the part of any party to the Business Combination Agreement or affiliate or security thereof, the issued and outstanding shares of common stock of Foxx (“Foxx Common Stock”) held by exiting holders of Foxx common stock (the “Foxx Stockholders”) immediately prior to the Closing (including shares of Foxx Common Stock issuable upon conversion of the principal and accrued interest of promissory notes of Foxx issued) were cancelled and automatically converted into (i) the right to receive, without interest, the applicable portion of 5,000,000 shares of Common Stock of New Foxx (the “Closing Payment Stock”, 500,000 of which are subject to the Escrow Arrangement), and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined below), if, as and when payable in accordance with the earnout provisions of the Business Combination Agreement.

FOXX DEVELOPMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Foxx Stockholders may be entitled to receive “Earnout Shares”, which refer to 4,200,000 shares of New Foxx Common Stock, subject to the vesting schedule as follows:

●	(i) in connection with the financial performance for the fiscal year ending June 30, 2024:

o	(A) 700,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the New Foxx’s audited consolidated financial statements for the fiscal year ending June 30, 2024 (“2024 Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by New Foxxafter Closing, reflect revenue of New Foxx for the fiscal year ending June 30, 2024 (the “2024 Revenue”) no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

o	(B) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the 2024 Revenue reflected in the 2024 Audited Financial Statements is no less than $84,000,000 (including $84,000,000) and less than $100,000,000 (excluding $100,000,000);

o	(C) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the 2024 Revenue reflected in the 2024 Audited Financial Statements is no less than $100,000,000 (including $100,000,000);

provided, however, that the Earnout Shares will be issued and delivered pursuant to one paragraph from (i)(A)-(i)(C) above only once; and

●	(ii) in connection with the financial performance for the fiscal year ending June 30, 2025:

o	(A) 700,000 Earnout Shares will be issued to Foxx Shareholders on a pro rata basis if and only if the New Foxx’s audited consolidated financial statements for the fiscal year ending June 30, 2025 (“2025 Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by New Foxxafter Closing, reflect revenue of New Foxxfor the fiscal year ending June 30, 2025 (the “2025 Revenue”) no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

o	(B) 1,400,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the 2025 Revenue reflected in the 2025 Audited Financial Statements is no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

o	(C) 2,100,000 Earnout Shares will be issued to Foxx Stockholders on a pro rata basis if and only if the 2025 Revenue reflected in the 2025 Audited Financial Statements is no less than $115,000,000 (including $115,000,000);

provided, however, that the Earnout Shares will be issued and delivered pursuant to one paragraph from (ii)(A) to (ii)(C) above only once.

Following the Closing of the Business Combination, Purchaser changed its corporate name from “Acri Capital Merger Sub I Inc.” to “Foxx Development Holdings Inc.” In addition, the Merger Sub changed its name to “Foxx Development Inc.”

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash	$4,665	$54,289
Prepaid expenses	58,999	5,791
Total Current Assets	63,664	60,080

Investments held in Trust Account	21,214,423	36,672,846
Total Assets	$21,278,087	$36,732,926

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$188,380	$122,007
Franchise tax payable	-	37,905
Income tax payable	186,874	402,142
Excise tax payable	718,438	556,620
Promissory notes - related party	2,503,327	1,431,747
Total Current Liabilities	3,597,019	2,550,421

Deferred tax liability	18,812	33,937
Deferred underwriter’s discount	2,156,250	2,587,500
Total Liabilities	5,772,081	5,171,858

Commitments and Contingencies

Common stock subject to possible redemption, 1,815,384 shares and 3,255,050 shares at redemption value of $11.58 and $11.12 per share as of June 30, 2024 and December 31, 2023	21,013,387	36,198,862

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 1,815,384 shares and 3,255,050 shares subject to possible redemption as of June 30, 2024 and December 31, 2023)	-	-
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding as of June 30, 2024 and December 31, 2023	216	216
Additional paid-in capital	-	-
Accumulated deficit	(5,507,597)	(4,638,010)
Total Stockholders’ Deficit	(5,507,381)	(4,637,794)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$21,278,087	$36,732,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED COSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended	ended	ended	ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Formation and operating costs	$518,628	$258,152	$779,143	$446,214
Franchise tax expenses	8,979	14,522	25,120	22,822
Loss from Operations	(527,607)	(272,674)	(804,263)	(469,036)

Other income
Interest earned on investment held in Trust Account	354,967	456,417	830,809	1,163,097

Income (loss) before income taxes	(172,640)	183,743	26,546	694,061

Income taxes provision	72,657	92,798	169,194	239,458

Net income (loss)	$(245,297)	$90,945	$(142,648)	$454,603

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,423,243	3,643,694	2,843,717	5,055,064
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.12	$0.12	$0.17
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	2,156,250	2,156,250	2,156,250
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.14)	$(0.16)	$(0.23)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(4,638,010)	$(4,637,794)
Reduction of deferred underwriter’s discount	-	-	-	-	-	-	-	431,250	431,250
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(588,164)	(588,164)
Net income	-	-	-	-	-	-	-	102,649	102,649
Balance as of March 31, 2024	-	$-	-	$-	2,156,250	$216	$-	$(4,692,275)	$(4,692,059)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(408,207)	(408,207)
Excise tax accrual	-	-	-	-	-	-	-	(161,818)	(161,818)
Net loss	-	-	-	-	-	-	-	(245,297)	(245,297)
Balance as of June 30, 2024	-	$-	-	$-	2,156,250	$216	$-	$(5,507,597)	$(5,507,381)

	Preferred Stock		Common Stock				Additional		Total
			Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	-	$-	2,156,250	$216	$-	$(1,957,217)	$(1,957,001)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(787,750)	(787,750)
Excise tax accrual	-	-	-	-	-	-	-	(514,569)	(514,569)
Net income	-	-	-	-	-	-	-	363,658	363,658
Balance as of March 31, 2023	-	$-	-	$-	2,156,250	$216	$-	$(2,895,878)	$(2,895,662)
Accretion of carrying value to redemption value	-	-	-	-	-	-	-	(1,046,811)	(1,046,811)
Net income	-	-	-	-	-	-	-	90,945	90,945
Balance as of June 30, 2023	-	$-	-	$-	2,156,250	$216	$-	$(3,851,744)	$(3,851,528)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months	For the six months
	ended	ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net Income (loss)	$(142,648)	$454,603
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(830,809)	(1,163,097)
Deferred taxes	(15,125)	(26,966)
Changes in operating assets and liabilities:
Prepaid expenses	(53,208)	146,492
Accrued expenses	66,373	(23,792)
Franchise tax payable	(37,905)	(56,361)
Income taxes payable	(215,268)	36,809
Net Cash Used in Operating Activities	(1,228,590)	(632,312)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(375,000)	-
Sale of investment held in trust account	16,664,232	50,831,944
Net Cash Provided by Investing Activities	16,289,232	50,831,944

Cash Flows from Financing Activities:
Proceeds from promissory notes to related party	1,071,580	910,924
Redemption of Class A Common Stock	(16,181,846)	(51,456,891)
Net Cash Used in Financing Activities	(15,110,266)	(50,545,967)

Net Change in Cash	(49,624)	(346,335)

Cash, beginning of the period	54,289	547,478
Cash, end of the period	$4,665	$201,143

Non-cash Financing Activities:
Reduction of deferred underwriter’s discount	$431,250	$-
Accretion of carrying value to redemption value	$996,371	$1,834,561
Excise tax accrual on redemption of Class A common stock	$161,818	$514,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Note 1 — Organization and Business Operation

Acri Capital Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 7, 2022. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has entered into agreement with Merger target. The Company has selected December 31 as its fiscal year end.

On November 13, 2023, the Company incorporated Acri Capital Merger Sub I Inc, (“Purchaser” or “Pubco”), and Acri Capital Merger Sub II Inc, (“Merger Sub”), each a Delaware corporation and wholly owned subsidiary of the Company. As of June 30, 2024, there has been no activity in Merger Sub I and Merger Sub II.

As of June 30, 2024 and December 31, 2023, the Company had not commenced any operations. For the six months ended June 30, 2024 and 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO became effective on June 9, 2022. On June 14, 2022, the Company consummated the IPO of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

Substantially concurrently with the closing of the IPO, the Company completed the sale of 5,240,000 private placement warrants (the “Private Warrants”, together with the Public Warrants, the “Warrants”) to the Company’s sponsor, Acri Capital Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,240,000. The Private Warrants are identical to the Public Warrants except that the Private Warrants (including the Class A common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees.

Transaction costs amounted to $4,838,883, consisting of $4,312,500 of underwriting fees and $526,383 of other offering costs. Following the closing of IPO, cash of $1,283,357 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO, $87,975,000 ($10.20 per Unit) from the proceeds of the sale of the Units and the Private Warrants, was held into a U.S.-based trust account (the “Trust Account”) with Wilmington Trust, National Association, acting as trustee. The funds held in the Trust Account will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Warrants that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock included in the Units sold in the IPO properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. If the Company anticipate that it may not be able to consummate its initial Business Combination by March 14, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to nine (9) times by an additional one month each time for a total of up to 9 months, affording the Company up to December 14, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Wilmington Trust, National Association acting as trustee, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each month extension $287,212 ($0.0333 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. If the Company complete its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account. In addition, such extension funding loans may be convertible into Private Warrants upon the closing of the Company’s initial Business Combination at $1.00 per warrant at the option of the lender.

On February 8, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal to amend Company’s amended and restated certificate of incorporation (“Charter”) to amend the amount of monthly deposit (each, a “Monthly Extension Payment”) required to be deposited in the trust account (the “Trust Account”) from $0.0333 for each public share to $0.0625 for each public share for up to nine (9) times if the Company has not consummated its initial Business Combination by March 14, 2023 (the nine (9) month anniversary of the closing of its initial public offering) (the “Extension Amendment Proposal”). Upon the stockholders’ approval, on February 9, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing.

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were redeemed at $10.33 per share in March 2023.

Following the Special Meeting, the Sponsor deposited four monthly payments into the Trust Account to extend the Business Combination deadline to July 14, 2023 of $227,730.87 for a total of $910,923.48. In connection with each of the Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Note”) to its Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477) (the “Prospectus”), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

On July 11 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the Charter to allow the Company until July 14, 2023 to consummate an initial Business Combination, and, without another stockholder vote, to elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 into the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

In connection with the Special Meeting II, the stockholders also approved the proposal to amend the Charter to remove the restriction of Company to undertake an initial Business Combination with any entity with its principal business operations or is headquartered in China (including Hong Kong and Macau).

Pursuant to the Second Amended Charter, the Company may extend the Business Combination deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account to extend the Business Combination deadline to April 14, 2024.

On April 9, 2024, the Company held a special meeting of stockholders (the “Special Meeting III”), at which the stockholders of the Company approved, among other things, the proposal to amend the then-effective Company Charter to allow the Company until April 14, 2024 to consummate the Business Combination, and, without another stockholder vote, to elect to extend the deadline to complete a Business Combination (the “Combination Deadline”) on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing the lesser of (i) $50,000 and (ii) $0.033 for each public share into the Trust Account. Upon the stockholders’ approval, on April 10, 2024, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Third Amended Charter”). In connection with the Special Meeting III, 1,439,666 shares of Class A common stock of the Company were redeemed and cancelled.

Pursuant to the Third Amended Charter, the Company may extend the Combination Deadline on a monthly basis from April 14, 2024 for up to nine times, up to January 14, 2025, by depositing $50,000 each month into the Trust Account. Following the Special Meeting III, the Sponsor deposited four monthly payments, and Foxx (as defined below) deposited one monthly payment, into the Trust Account to extend the Combination Deadline to September 14, 2024. The five monthly payments were evidenced by four promissory notes issued by the Company to the Sponsor and one promissory note issued by the Company to Foxx, each in the principal amount of $50,000. As of June 30, the Sponsor deposited three monthly payments into the Trust Account to extend the Business Combination deadline to July 14, 2024 of $50,000 for a total of $150,000.

On February 18, 2024, the Company entered into a business combination agreement (as amended from time to time, the “BCA”), by and among the Company, Purchaser, Merger Sub and Foxx Development Inc., a Texas corporation (“Foxx”), where, pursuant to the agreement: (a) the Company will merge with and into PubCo, with PubCo as the surviving entity (the “Reincorporation Merger”); (b) Foxx will merge with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

On May 31, 2024, ACAC, PubCo, Merger Sub, and Foxx entered into an amendment to the Business Combination Agreement (the “BCA Amendment”). Pursuant to the BCA Amendment, ACAC, PubCo, Merger Sub, and Foxx agreed to revise the lock-up provision, which shall now provide that, each Pre-Closing Company Stockholder (as defined in the Business Combination Agreement) who holds more than 5% of issued and outstanding shares of common stock of Foxx (“Foxx Common Stock”) immediately prior to closing of the Business Combination (the “Closing”) except the Pre-Closing Company Stockholders who hold Foxx Common Stock issuable upon the conversion of certain convertible notes of Foxx, the Sponsor, and affiliates of the foregoing, will, subject to certain customary exceptions, agree not to sell any share of common stock of the PubCo (“PubCo Common Stock”) held by them until the earlier to occur of: (A) six months after the Closing, or (B) the date on which the last reported sale price of the PubCo Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing, or earlier, in any case, if subsequent to the Closing, the PubCo completes a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of ACAC’s stockholders having the right to exchange their shares for cash, securities or other property.

Total outstanding notes related to extension amounted to $1,735,923 as of June 30, 2024.

The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company may elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to January 14, 2025, by depositing $50,000 into the Trust Account each time (the “Combination Period”).

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The Sponsor, directors and officers of the Company (the “founders”) have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (as defined in Note 6) and any Public Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act (as defined in Note 2). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Going Concern

As of June 30, 2024, the Company had cash of $4,665 and a working capital deficit of $3,346,481 (excluding income taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

In addition, under the Company’s Second Amended Charter provides that the Company will need to complete initial Business Combination by July 14, 2023, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024. On April 9, 2024, the Company held a special meeting of stockholders, at which the stockholders of the Company approved, among others, the proposal to amend the Amended and Restated Investment Management Trust Agreement, dated June 9, 2022, as amended on July 12, 2023 and April 10, 2024, by and between the Company and Wilmington Trust, National Association, acting as trustee, to extend the liquidation date from July 14, 2023 to April 14, 2024, and further extended by up to nine (9) one-month extensions, up to January 14, 2025. As of the date of the report, the Company has extended to September 14, 2024 by depositing five extension payments. If the Company is unable to complete a Business Combination within the Combination Period, the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period. If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,665 and $54,289 cash in bank as of June 30, 2024 and December 31, 2023, respectively.

Investments held in Trust Account

At June 30, 2024 and December 31, 2023, we had $21,214,423 and $36,672,846 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the statement of operations.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own shares of Class A common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024, common stock subject to possible redemption are presented at redemption value of $11.58 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $4,838,883 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2024 and December 31, 2023, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2024	2023
Net income (loss)	$(245,297)	$90,945
Accretion of carrying value to redemption value	(408,207)	(1,046,811)
Net loss including accretion of carrying value to redemption value	$(653,504)	$(955,866)

	For the Three Months Ended		For Three Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(345,802)	$(307,702)	$(600,503)	$(355,363)
Accretion of carrying value to redemption value	408,207	—	1,046,811	—
Allocation of net income (loss)	$62,405	$(307,702)	$446,308	$(355,363)
Denominators:
Weighted-average shares outstanding	2,423,243	2,156,250	3,643,694	2,156,250
Basic and diluted net income (loss) per share	$0.03	$(0.14)	$0.12	$(0.16)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2024	2023
Net income (loss)	$(142,648)	$454,603
Accretion of carrying value to redemption value	(996,371)	(1,834,561)
Net loss including accretion of carrying value to redemption value	$(1,139,019)	$(1,379,958)

	For the Six Months Ended		For Six Months Ended
	June 30, 2024		June 30, 2023
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
	Common	Common	Common	Common
	Stock	Stock	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(647,814)	$(491,205)	$(967,338)	$(412,620)
Accretion of carrying value to redemption value	996,371	—	1,834,561	—
Allocation of net income (loss)	$348,557	$(491,205)	$867,223	$(412,620)
Denominators:
Weighted-average shares outstanding	2,843,717	2,156,250	5,055,064	2,156,250
Basic and diluted net income (loss) per share	$0.12	$(0.23)	$0.17	$(0.19)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2024, approximately $21.0 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefit and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only major tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

Excise Tax

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions.

The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

As a result of the 5,369,950 shares of Class A common stock redeemed in February 2023 and July 2023, the Company accrued the 1% excise tax in the amount of $556,620 as a reduction of equity. There have been no additional shares issued in 2023 to offset the liability. The Company also accrued 1% excise tax on May 2024 redemption in the amount of $161,818 for 1,439,666 shares of Class A common stock redeemed which may use to offset any additional shares issued during its initial Business Combination within the same 2024 taxable year.

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full. It will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company evaluated the potential impact of adopting this new guidance on its unaudited consolidated financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on the Company’s financial statements.

Note 3 — Investments Held in Trust Account

As of June 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $21,214,423 and $36,672,846 in money market funds which are invested in U.S. Treasury Securities. Interest income for the three months ended June 30, 2024 and 2023 amounted to $354,967 and $456,417, respectively. Interest income for the six months ended June 30, 2024 and 2023 amounted to $830,809 and $1,163,097, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$21,214,423

Description	Level	December 31, 2023
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$36,672,846

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 8,625,000 Units including 1,125,000 Units issued upon the full exercise of the over-allotment option. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A Common Stock and one-half of one redeemable Public Warrants. The Company will not issue fractional shares. As a result, the Public Warrants must be exercised in multiples of two. Each whole redeemable Public Warrant entitles the holder thereof to purchase one share Class A Common Stock at a price of $11.50 per full share. The Public Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 8,625,000 Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2024 and December 31, 2023, the common stock reflected on the balance sheet are reconciled in the following table.

	As of June 30,	As of December 31,
	2024	2023
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)	(1,349,813)
Offering costs of Public Shares	(4,838,883)	(4,838,883)
Redemption	(71,843,865)	(55,662,019)
Plus:
Accretion of carrying value to redemption value	12,795,948	11,799,577
Common stock subject to possible redemption	$21,013,387	$36,198,862

Note 5 — Private Placement

Substantially concurrently with the closing of the IPO on June 14, 2022, the Company completed the sale of 5,240,000 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,240,000. Private Warrants are identical to the Public Warrants included in the Units sold in this IPO except that the Private Warrants (including the Class A common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees.

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) of for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of June 30, 2024 and December 31, 2023, there were 2,156,250 Founder Shares issued and outstanding.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the number of Class A common stock and Class B common stock issued and outstanding upon completion of the IPO.

The Founder Shares are identical to the Public Shares. However, the founders have agreed (A) to vote their Founder Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete an initial Business Combination within the Combination Period, unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to redeem any shares, including Founder Shares and Public Shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination or sell any shares to us in any tender offer in connection with the Company’s proposed initial Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

The founder has agreed not to transfer, assign or sell its Founder Shares until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (C) the date on which the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, any permitted transferees will be subject to the same restrictions and other agreements of the Company’s founders with respect to any Founder Shares.

Promissory Note — Related Party

On January 20, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 20, 2023 or (2) the date on which the Company consummates its IPO of its securities. The Company has an outstanding loan balance of $316,827 on June 14, 2022 after the IPO and the outstanding balance was repaid on June 21, 2022.

In connection with the Monthly Extension Payment discussed in Note 1, the Company issued four unsecured promissory notes of $227,730.87, nine unsecured promissory notes of $75,000, and three unsecured promissory notes of $50,000 to its Sponsor. The notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial Business Combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into Warrants, as described in the Prospectus, by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial Business Combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00. Total extension notes amounted to $1,735,923 and $1,360,924 as of June 30, 2024 and December 31, 2023, respectively.

On December 5, 2023, the Sponsor has agreed to loan the Company up to $500,000 to be used as working capital of the Company. On June 11, 2024, the Sponsor has agreed to loan the Company up to $500,000 to be used as working capital of the Company. These loans are non-interest bearing, unsecured and are due at the earlier of (1) the date on which the Company consummates a Business Combination or merger with a qualified target company or (2) the date of liquidation of the Company and have the same conversion features as the extension notes mentioned above. The Company has an outstanding loan balance of $767,404 and $70,823 as of June 30, 2024 and December 31, 2023, respectively.

Balance of Promissory Notes – related party amounted to $2,503,327 and $1,431,747 on June 30, 2024 and December 31, 2023, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be converted upon consummation of the Company’s Business Combination into Warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Such Private Warrant converted from loan would be identical to the Private Warrants sold in the private placement.

As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the Prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the three months ended June 30, 2024 and 2023 amounted to nil and $23,000, respectively. Administrative service fee expenses for the six months ended June 30, 2024 and 2023 amounted to nil and $53,000, respectively. Accrued services fees amounted to nil and $3,000 as of June 30, 2024 and December 31, 2023, respectively.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Private Warrants and Warrants issuable upon the conversion of certain working capital loans will be entitled to registration rights pursuant to a registration rights agreement signed on June 9, 2022 requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of the IPO (the “underwriters”) exercised the option to purchase an additional 1,125,000 Units in the IPO.

The Company paid an underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,725,000 to the underwriters at the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of 3.0% of the gross proceeds of the IPO, or $2,587,500 until the closing of the Business Combination.

On February 23, 2024, the Company” entered into certain Amendment (the “UA Amendment”) to the Underwriting Agreement, dated June 9, 2022 with the underwriters. Pursuant to the terms of the UA Amendment, the underwriters and the Company have agreed to amend the Underwriting Agreement to replace the existing deferred underwriting fee under the Underwriting Agreement from $2,587,500 payable in cash at the closing of a Business Combination, to (x) $1,725,000 payable in cash and (y) 43,125 shares of common stock of PubCo. to be issued, at the closing of the Business Combination. Deferred underwriting fee was reduced by $431,250. As of June 30, 2024 and December 31, 2023, deferred underwriting fee was $2,156,250 and $2,587,500, respectively.

Right of First Refusal

For a period of twelve (12) months from the closing of a Business Combination the Company shall give underwriter a right of first refusal to act as lead left bookrunner and lead left manager and/or lead left placement agent with at least seventy-five percent (75%) of the economics for a two-handed deal and thirty-five percent (35%) of the economics for a three-handed deal for any and all future public and private equity and debt offerings during such period by the Company or any successor to or any subsidiary of the Company. It is understood that if, during the twelve (12) month period following the consummation of a successful financing, a third party broker-dealer provides the Company with written terms with respect to a future securities offering (“Written Offering Terms”) that the Company desires to accept, the Company shall promptly present the Written Offering Terms to EF Hutton, division of Benchmark Investments LLC (“EF Hutton”), the representative of the underwriters of the IPO. EF Hutton shall have five (5) business days from its receipt of the Written Offering Terms in which to determine whether or not to accept such offer and, if EF Hutton declines such offer or fail to respond within such five (5) day period, then the Company shall have the right to proceed with such financing with another placement agent or underwriter upon the same terms and conditions as the Written Offering Terms.

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no shares of Class A common stock issued or outstanding, excluding 1,815,384 and 3,255,050 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Class B common stock will automatically convert into shares of the Class A common stock at the time of the Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right.

Warrants — On June 14, 2022, the Company issued 4,312,500 Public Warrants in connection with the IPO. Substantially concurrently with the closing of the IPO, the Company completed the private sale of 5,240,000 Private Warrants to the Company’s Sponsor.

Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or the date of the completion of the Business Combination. Pursuant to the warrant agreement (the “warrant agreement”) signed on June 9, 2022 between the Company and VStock Transfer, LLC, the warrant agent of the Company, a warrant holder may exercise its Warrants only for a whole number of shares of Class A common stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the Business Combination, it will use its reasonable best efforts to file, and within 60 business days following the Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price (the “Newly Issued Price”) of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s founders or their affiliates, without taking into account any founders’ shares held by the Company’s founders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average reported trading price of Class A Common Stock for the twenty (20) trading days starting on the trading day prior to the date of the consummation of the Business Combination (the “Fair Market Value”)  is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Fair Market Value and the Newly Issued Price, and the $16.50  per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Fair Market Value and the Newly Issued Price.

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company accounted for the 4,312,500 Public Warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.  The Company accounted for the Public Warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants is approximately $1.4 million, or $0.157 per Unit, using the Monte Carlo Model. The fair value of the Public Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 3.08%, (3) expected life of 6.18 years, (4) exercise price of $11.50 and (5) stock price of $9.84.

As of June 30, 2024 and December 31, 2023, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended June 30, 2024 and 2023 were (42.1)% and 50.5%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 were 637.4% and 34.5%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0 % primarily due to the valuation allowance on the deferred tax assets and nondeductible transaction costs.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than events below.

On July 11, 2024, an aggregate of $50,000 (the “July Monthly Extension Payment”) was deposited into the trust account of the Company for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from July 14, 2024 to August 14, 2024. The Extension is the fourth of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the July Monthly Extension Payment, the Company issued an unsecured promissory note of $50,000 to its Sponsor.

On August 12, 2024, an aggregate of $50,000 (the “August Monthly Extension Payment”) was deposited into the trust account of the Company for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from August 14, 2024 to September 14, 2024. The Extension is the fifth of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the August Monthly Extension Payment, the Company issued an unsecured promissory note of $50,000 to Foxx (the “Foxx Note”). The Foxx Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination, and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The Foxx Note is not convertible into any securities of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Acri Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acri Capital Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022 in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the year ended December 31, 2023 and period from January 7, 2022 (inception) through December 31, 2022 in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. In addition, if the Company does not consummate an initial business combination by April 14, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, New Jersey
March 22, 2024

ACRI CAPITAL ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Cash	$54,289	$547,478
Prepaid expenses	5,791	159,952
Total Current Assets	60,080	707,430

Investments held in Trust Account	36,672,846	89,140,977
Total Assets	$36,732,926	$89,848,407

Liabilities, Temporary Equity, and Stockholders’ Deficit
Accrued expenses	$122,007	$76,931
Franchise tax payable	37,905	56,361
Income tax payable	402,142	173,680
Excise tax payable	556,620	—
Promissory notes – related party	1,431,747	—
Total Current Liabilities	2,550,421	306,972

Deferred tax liability	33,937	60,594
Deferred underwriter’s discount	2,587,500	2,587,500
Total Liabilities	5,171,858	2,955,066

Commitments and Contingencies

Common stock subject to possible redemption, 3,255,050 shares and 8,625,000 shares at redemption value of $11.12 and $10.30 per share as of December 31, 2023 and December 31, 2022	36,198,862	88,850,342

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 500,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding (excluding 3,255,050 shares subject to possible redemption as of December 31, 2023 and December 31, 2022)	—	—
Class B common stock, $0.0001 par value, 2,500,000 shares authorized, 2,156,250 shares issued and outstanding	216	216
Additional paid-in capital	—	—
Accumulated deficit	(4,638,010)	(1,957,217)
Total Stockholders’ Deficit	(4,637,794)	(1,957,001)

Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$36,732,926	$89,848,407

The accompanying notes are an integral part of these consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the Period from January 7, 2022 (inception) through December 31, 2022
Formation and operating costs	$736,593	$658,118
Franchise tax expenses	64,564	56,361
Loss from Operations	(801,157)	(714,479)

Other income
Interest earned on investment held in Trust Account	2,118,942	1,165,977
Income before income taxes	1,317,785	451,498
Income taxes provision	431,419	234,274

Net income	$886,366	$217,224

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,170,218	4,818,436
Basic and diluted net income per share, common stock subject to possible redemption	$0.39	$0.57
Basic and diluted weighted average shares outstanding, common stock attributable to Acri Capital Acquisition Corporation	2,156,250	2,032,123
Basic and diluted net loss per share, common stock attributable to Acri Capital Acquisition Corporation	$(0.34)	$(1.25)

The accompanying notes are an integral part of these consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	—	$—	2,156,250	$216	$—	$(1,957,217)	$(1,957,001)
Accretion of carrying value to redemption value	—	—	—	—	—	—	—	(3,010,539)	(3,010,539)
Excise tax accrual	—	—	—	—	—	—	—	(556,620)	(556,620)
Net income	—	—	—	—	—	—	—	886,366	886,366
Balance as of December 31, 2023	—	$—	—	$—	2,156,250	$216	$—	$(4,638,010)	$(4,637,794)

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 7, 2022 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Founder shares issued to initial stockholder	—	—	—	—	2,156,250	216	24,784	—	25,000
Sale of public units through public offering	—	—	8,625,000	863	—	—	86,249,137	—	86,250,000
Sale of private placement warrants	—	—	—	—	—	—	5,240,000	—	5,240,000
Underwriters’ discount	—	—	—	—	—	—	(4,312,500)	—	(4,312,500)
Other offering expenses	—	—	—	—	—	—	(526,383)	—	(526,383)
Reclassification of common stock subject to redemption	—	—	(8,625,000)	(863)	—	—	(84,899,324)	—	(84,900,187)
Allocation of offering costs to common stock subject to redemption	—	—	—	—	—	—	4,838,883	—	4,838,883
Accretion of carrying value to redemption value	—	—	—	—	—	—	(6,614,597)	(2,174,441)	(8,789,038)
Net income	—	—	—	—	—	—	—	217,224	217,224
Balance as of December 31, 2022	—	$—	—	$—	2,156,250	$216	$—	$(1,957,217)	$(1,957,001)

The accompanying notes are an integral part of these consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the Period from January 7, 2022 (inception) through December 31, 2022
Cash Flows from Operating Activities:
Net Income	$886,366	217,224
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,118,942)	(1,165,977)
Deferred taxes	(26,657)	60,594
Changes in operating assets and liabilities:
Prepaid expenses	154,161	(159,952)
Accrued expenses	45,076	76,931
Franchise tax payable	(18,456)	56,361
Income taxes payable	228,462	173,680
Net Cash Used in Operating Activities	(849,990)	(741,139)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(1,360,924)	(87,975,000)
Sale of investment held in trust account	55,947,997	—
Net Cash Provided by (Used in) Investing Activities	54,587,073	(87,975,000)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from promissory notes to related party	1,431,747	316,827
Repayment of promissory notes to related party	—	(316,827)
Proceeds from public offering	—	86,250,000
Proceeds from private placement	—	5,240,000
Payment of underwriter discount	—	(1,725,000)
Payment of deferred offering costs	—	(526,383)
Redemption of Class A Common Stock	(55,662,019)	—
Net Cash (Used in) Provided by Financing Activities	(54,230,272)	89,263,617

Net Change in Cash	(493,189)	547,478

Cash, beginning of year	547,478	—
Cash, end of year	$54,289	547,478

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$229,615	$—
Cash paid for interest	$—	$—

Non-cash financing activities:
Deferred underwriters’ marketing fees	$—	$2,587,500
Change in value of common stock subject to redemption	$—	$84,900,187
Allocation of offering costs to common stock subject to redemption	$—	$4,838,883
Accretion of carrying value to redemption value	$3,010,539	$8,789,038
Excise tax accrual	$556,620	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 1 — Organization and Business Operation

Acri Capital Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 7, 2022. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is actively searching and identifying suitable Business Combination target. The company is not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination. The Company has selected December 31 as its fiscal year end.

On November 13, 2023, the Company incorporated Acri Capital Merger Sub I Inc, (“Merger Sub I”), and Acri Capital Merger Sub II Inc, (“Merger Sub II”), each a Delaware corporation and wholly owned subsidiary of the Company. As of December 31, 2023, there has been no activity in Merger Sub I and Merger Sub II.

As of December 31, 2023 and December 31, 2022, the Company had not commenced any operations. For the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO became effective on June 9, 2022. On June 14, 2022, the Company consummated the IPO of 8,625,000 units (the “Units”) (including 1,125,000 Units issued upon the full exercise of the over-allotment option). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000 on June 14, 2022.

Substantially concurrently with the closing of the IPO, the Company completed the sale of 5,240,000 private placement warrants (the “Private Warrants”, together with the Public Warrants, the “Warrants”) to the Company’s sponsor, Acri Capital Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,240,000. The Private Warrants are identical to the Public Warrants except that the Private Warrants (including the Class A common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees.

Transaction costs amounted to $4,838,883, consisting of $4,312,500 of underwriting fees and $526,383 of other offering costs. Following the closing of IPO, cash of $1,283,357 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 1 — Organization and Business Operation (cont.)

Following the closing of the IPO, $87,975,000 ($10.20 per Unit) from the proceeds of the sale of the Units and the Private Warrants, was held into a U.S.-based trust account (the “Trust Account”) with Wilmington Trust, National Association, acting as trustee. The funds held in the Trust Account will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury, so that the Company are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, the proceeds from the IPO and the sale of the Private Warrants that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock included in the Units sold in the IPO properly submitted in connection with a stockholder vote to amend then current amended and restated Company’s certificate of incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if it does not complete the initial Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of 100% of the Company’s Public Shares if it is unable to complete the Business Combination within the Combination Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which could have higher priority than the claims of the Company’s public stockholders. If the Company anticipate that it may not be able to consummate its initial Business Combination by March 14, 2023 (within nine (9) months from the consummation of the IPO), it may extend the period of time to consummate a Business Combination up to nine (9) times by an additional one month each time for a total of up to 9 months, affording the Company up to December 14, 2023 (up to eighteen (18) months from the consummation of the IPO) to complete its initial Business Combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares if the Company chooses to make any such paid extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Wilmington Trust, National Association acting as trustee, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each month extension $287,212 ($0.0333 per share), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. If the Company complete its initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account. In addition, such extension funding loans may be convertible into Private Warrants upon the closing of the Company’s initial Business Combination at $1.00 per warrant at the option of the lender.

On February 8, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal to amend Company’s amended and restated certificate of incorporation (“Charter”) to amend the amount of monthly deposit (each, a “Monthly Extension Payment”) required to be deposited in the trust account (the “Trust Account”) from $0.0333 for each public share to $0.0625 for each public share for up to nine (9) times if the Company has not consummated its initial business combination by March 14, 2023 (the nine (9) month anniversary of the closing of its initial public offering) (the “Extension Amendment Proposal”). Upon the stockholders’ approval, on February 9, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing.

In connection with the votes to approve the Extension Amendment Proposal, 4,981,306 shares of Class A common stock of the Company were redeemed at $10.33 per share in March 2023.

Following the Special Meeting, the Sponsor deposited four monthly payments to the Trust Account to extend the Business Combination deadline to July 14, 2023 of $227,730.87 for a total of $910,923.48. In connection with each of the Monthly Extension Payment, the Company issued an unsecured promissory note of $227,730.87 (the “Note”) to its Sponsor. The Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 1 — Organization and Business Operation (cont.)

On July 11, 2023, the Company held another special meeting of stockholders (the “Special Meeting II”), at which the stockholders of the Company approved, among others, the proposal to amend the Charter to allow the Company until July 14, 2023 to consummate an initial business combination, and, without another stockholder vote, to elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account. Upon the stockholders’ approval, on July 12, 2023, the Company filed a certificate of amendment to the Charter which became effective upon filing (the Charter upon the amendment, the “Second Amended Charter”). In connection with the Special Meeting II, 388,644 shares of Class A common stock of the Company were redeemed and cancelled.

In connection with the Special Meeting II, the stockholders also approved the proposal to amend the Charter to remove the restriction of Company to undertake an initial business combination with any entity with its principal business operations or is headquartered in China (including Hong Kong and Macau).

Pursuant to the Second Amended Charter, the Company may extend the Business Combination deadline on monthly basis from July 14, 2023 to up to nine times by depositing $75,000 each month into the Trust Account. As of December 31, 2023, the Sponsor deposited six monthly payments to the Trust Account to extend the Business Combination deadline to January 14, 2023 of $75,000 for a total of $450,000.

Total outstanding notes related to extension amounted to $1,360,924 as of December 31, 2023.

The shares of Class A common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will consummate a Business Combination and, solely if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company may elect to extend Business Combination deadline on a monthly basis for up to nine (9) times, up to April 14, 2024, by depositing $75,000 to the Trust Account each time (the “Combination Period”).

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 1 — Organization and Business Operation (cont.)

There will be no redemption rights or liquidating distributions with respect to the Company’s Warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period. The Sponsor, directors and officers of the Company (the “founders”) have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Founder Shares (as defined in Note 5) and any Public Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period. If the Company submits it initial Business Combination to its stockholders for a vote, the Company will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act (as defined in Note 2). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third party claims.

However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Going Concern

As of December 31, 2023, the Company had cash of $54,289 and a working capital deficit of $2,025,294 (excluding income taxes payable which are to be paid from Trust). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans (see Note 6).

In addition, under the Company’s Second Amended Charter provides that the Company will need to complete initial Business Combination by July 14, 2023, which may be extended up to nine (9) times by an additional one month each time until April 14, 2024. If the Company is unable to complete a Business Combination within the Combination Period, the Company may seek approval from its stockholders holding no less than 65% or more of the votes to approve to extend the completion period, If the Company fails to obtain approval from the stockholders for such extension or the Company does not seek such extension, the Company will cease all operations.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period and that the Company will obtain enough votes to extend the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $54,289 and $547,478 cash in bank as of December 31, 2023 and December 31, 2022, respectively.

Investments held in Trust Account

At December 31, 2023 and December 31, 2022, we had $36,672,846 and $89,140,977 of the assets held in the Trust Account were held in money market funds, which are invested in short term U.S. Treasury securities.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are accounted as interest income in the statement of operations.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 2 — Significant accounting policies (cont.)

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own shares of Class A common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 2 — Significant accounting policies (cont.)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, common stock subject to possible redemption are presented at redemption value of $11.12 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $4,838,883 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the IPO and private placement in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended December 31, 2023	For the Period from January 7, 2022 (inception) through December 31, 2022
Net income	$886,366	$217,224
Accretion of carrying value to redemption value	(3,010,539)	(8,789,038)
Net loss including accretion of carrying value to redemption value	$(2,124,173)	$(8,571,814)

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 2 — Significant accounting policies (cont.)

	For the Year Ended December 31, 2023		For the Period from January 7, 2022 (inception) through December 31, 2022
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,400,191)	$(723,982)	$(6,029,105)	$(2,542,709)
Accretion of carrying value to redemption value	3,010,539	—	8,789,038	—
Allocation of net income (loss)	$1,610,348	$(723,982)	$2,759,933	$(2,542,709)
Denominators:
Weighted-average shares outstanding	4,170,218	2,156,250	4,818,436	2,032,123
Basic and diluted net income (loss) per share	$0.39	$(0.34)	$0.57	$(1.25)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2023, approximately $36.4 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 2 — Significant accounting policies (cont.)

The Company has identified the United States as its only major tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this ASU is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has early adopted this update and it will become effective on January 1, 2023. The Company adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions.

The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 2 — Significant accounting policies (cont.)

As a result of the 5,369,950 shares of Class A common stock redeemed in February 2023 and July, 2023, the Company accrued the 1% excise tax in the amount of $556,620 as a reduction of equity as the Company is uncertain about the structure of business combination and whether additional shares will be issued within the same taxable year.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Note 3 — Investments Held in Trust Account

As of December 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of $36,672,846 and $89,140,977 in money market funds which are invested in U.S. Treasury Securities. Interest income for the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022 amounted to $2,118,942 and $1,165,977, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$36,672,846

Description	Level	December 31, 2022
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$89,140,977

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 8,625,000 Units including 1,125,000 Units issued upon the full exercise of the over-allotment option. Each Unit has an offering price of $10.00 and consists of one share of the Company’s Class A Common Stock and one-half of one redeemable Public Warrants. The Company will not issue fractional shares. As a result, the Public Warrants must be exercised in multiples of two. Each whole redeemable Public Warrant entitles the holder thereof to purchase one share Class A Common Stock at a price of $11.50 per full share. The Public Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 8,625,000 Public Shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 4 — Initial Public Offering (cont.)

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2023 and December 31, 2022, the common stock reflected on the balance sheet are reconciled in the following table.

	As of December 31, 2023	As of December 31, 2022
Gross proceeds	$86,250,000	$86,250,000
Less:
Proceeds allocated to Public Warrants	(1,349,813)	(1,349,813)
Offering costs of Public Shares	(4,838,883)	(4,838,883)
Redemption	(55,662,019)	—
Plus:
Accretion of carrying value to redemption value	11,799,577	8,789,038
Common stock subject to possible redemption	$36,198,862	$88,850,342

Note 5 — Private Placement

Substantially concurrently with the closing of the IPO on June 14, 2022, the Company completed the sale of 5,240,000 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $5,240,000. Private Warrants are identical to the Public Warrants included in the Units sold in this IPO except that the Private Warrants (including the Class A common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination except to permitted transferees.

Note 6 — Related Party Transactions

Founder Shares

On February 4, 2022, the Sponsor acquired 2,156,250 Class B common stock (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.01 per share. As of December 31, 2023 and December 31, 2022, there were 2,156,250 Founder Shares issued and outstanding.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the number of Class A common stock and Class B common stock issued and outstanding upon completion of the IPO.

The Founder Shares are identical to the Public Shares. However, the founders have agreed (A) to vote their Founder Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all Public Shares if the Company cannot complete an initial Business Combination within the Combination Period, unless the Company provides public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to redeem any shares, including Founder Shares and Public Shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination or sell any shares to us in any tender offer in connection with the Company’s proposed initial Business Combination, and (D) that the Founder Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 6 — Related Party Transactions (cont.)

The founder has agreed not to transfer, assign or sell its Founder Shares until the earlier to occur of: (A) six months after the completion of the Company’s initial Business Combination, or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (C) the date on which the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, any permitted transferees will be subject to the same restrictions and other agreements of the Company’s founders with respect to any Founder Shares.

Promissory Note — Related Party

On January 20, 2022, the Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and is due at the earlier of (1) January 20, 2023 or (2) the date on which the Company consummates its IPO of its securities. The Company has an outstanding loan balance of $316,827 on June 14, 2022 after the IPO and the outstanding balance was repaid on June 21, 2022.

In connection with the Monthly Extension Payment discussed in Note 1, the Company issued four unsecured promissory notes of $227,730.87 and six unsecured promissory notes of $75,000 to its Sponsor. The notes are non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) consummation of the Company’s initial business combination and (ii) the date of the liquidation of the Company. The principal balance may be prepaid at any time, at the election of the Company. The holder of the Note has the right, but not the obligation, to convert the Note, in whole or in part, respectively, into private placement warrants (the “Warrants”) of the Company, as described in the prospectus of the Company (File Number 333-263477), by providing the Company with written notice of its intention to convert the Note at least two business days prior to the closing of the Company’s initial business combination. The number of Warrants to be received by the holder in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to the holder, by (y) $1.00. Total extension notes amounted to $1,360,924 for the year ended December 31, 2023.

On December 5, 2023, the Sponsor has agreed to loan the Company up to $500,000 to be used as working capital of the Company. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates a business combination or merger with a qualified target company or (2) the date of liquidation of the Company and have the same conversion features as the extension notes mentioned above. The Company has an outstanding loan balance of $70,823 as of December 31, 2023.

Balance of Promissory Notes — related party amounted to $1,431,747and nil on December 31, 2023 and December 31, 2022, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be converted upon consummation of the Company’s Business Combination into Warrants at a price of $1.00 per warrant. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. Such Private Warrant converted from loan would be identical to the Private Warrants sold in the private placement.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 6 — Related Party Transactions (cont.)

As of December 31, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Fees

The Company has agreed, commencing on the effective date of the prospectus, to pay the Sponsor the monthly fee of an aggregate of $10,000 for office space, administrative and shared personnel support services. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. Administrative service fee expenses for the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022 amounted to $53,000 and $67,000, respectively. Accrued services fees amounted to $3,000 and nil as of December 31, 2023 and December 31, 2022, respectively.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Private Warrants and Warrants issuable upon the conversion of certain working capital loans will be entitled to registration rights pursuant to a registration rights agreement signed on June 9, 2022 requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of the IPO (the “underwriters”) exercised the option to purchase an additional 1,125,000 Units in the IPO.

The Company paid an underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,725,000 to the underwriters at the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of 3.0% of the gross proceeds of the IPO, or $2,587,500 until the closing of the Business Combination.

Right of First Refusal

For a period of twelve (12) months from the closing of a Business Combination the Company shall give underwriter a right of first refusal to act as lead left bookrunner and lead left manager and/or lead left placement agent with at least seventy-five percent (75%) of the economics for a two-handed deal and thirty-five percent (35%) of the economics for a three-handed deal for any and all future public and private equity and debt offerings during such period by the Company or any successor to or any subsidiary of the Company. It is understood that if, during the twelve (12) month period following the consummation of a successful financing, a third party broker-dealer provides the Company with written terms with respect to a future securities offering (“Written Offering Terms”) that the Company desires to accept, the Company shall promptly present the Written Offering Terms to EF Hutton, division of Benchmark Investments LLC (“EF Hutton”), the representative of the underwriters of the IPO. EF Hutton shall have five (5) business days from its receipt of the Written Offering Terms in which to determine whether or not to accept such offer and, if EF Hutton declines such offer or fail to respond within such five (5) day period, then the Company shall have the right to proceed with such financing with another placement agent or underwriter upon the same terms and conditions as the Written Offering Terms.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 500,000 shares of preferred stock, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 3,255,050 and 8,625,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 2,500,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, the Company had 2,156,250 shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right.

Warrants — On June 14, 2022, the Company issued 4,312,500 Public Warrants in connection with the IPO. Substantially concurrently with the closing of the IPO, the Company completed the private sale of 5,240,000 Private Warrants to the Company’s Sponsor.

Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or the date of the completion of the initial Business Combination. Pursuant to the warrant agreement (the “warrant agreement”) signed on June 9, 2022 between the Company and VStock Transfer, LLC, the warrant agent of the Company, a warrant holder may exercise its Warrants only for a whole number of shares of Class A common stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the initial Business Combination, it will use its reasonable best efforts to file, and within 60 business days following its initial Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 8 — Stockholders’ Deficit (cont.)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price (the “Newly Issued Price”) of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s founders or their affiliates, without taking into account any founders’ shares held by the Company’s founders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average reported trading price of Class A Common Stock for the twenty (20) trading days starting on the trading day prior to the date of the consummation of the Business Combination (the “Fair Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Fair Market Value and the Newly Issued Price, and the $16.50 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Fair Market Value and the Newly Issued Price.

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company accounted for the 4,312,500 Public Warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the Public Warrants as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants is approximately $1.4 million, or $0.157 per Unit, using the Monte Carlo Model. The fair value of the Public Warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 3.08%, (3) expected life of 6.18 years, (4) exercise price of $11.50 and (5) stock price of $9.84.

As of December 31, 2023 and December 31, 2022, 9,552,500 Warrants were outstanding.

Note 9 — Income Taxes

The income tax provision (benefit) consists of the following for the year ended December 31, 2023 and the period from January 7, 2022 (inception) through December 31, 2022:

	For the year ended December 31, 2023	For the Period from January 7, 2022 (inception) through December 31, 2022
Current
Federal	$458,077	$173,680
State	—	—
Deferred
Federal	(162,336)	(67,458)
State		—
Valuation allowance	135,678	128,052
Income tax provision	431,419	$234,274

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 9 — Income Taxes (cont.)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2023	For the Period from January 7, 2022 (inception) through December 31, 2022
U.S. statutory rate	21.0%	21.0%
Change in valuation allowance	10.3%	28.4%
Permanent difference	1.4%	2.5%
Effective tax rate	32.7%	51.9%

The Company’s net deferred tax assets were as follows as of:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Start-up costs	$263,730	$128,052
Valuation allowance	(263,730)	(128,052)
Total deferred tax assets	—	—
Accrued interest income	(33,937)	(60,594)
Deferred tax liability, net	$(33,937)	$(60,594)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

As of December 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the year ended December 31, 2023 and for the period from January 7, 2022 (inception) through December 31, 2022 were 32.7% and 51.9%, respectively. The effective tax rate differs from the federal and state statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statement is issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than events below.

On January 12, 2024, February 13, 2024, and March 13, 2024, three payments of $75,000 were deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial Business Combination to April 14, 2024 which are the seventh, eighth, and ninth of the nine one-month extensions permitted under the Company’s governing documents.

In connection with the extension payments, the Company issued three unsecured promissory notes of $75,000 each to its Sponsor.

ACRI CAPITAL ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Note 10 — Subsequent Events (cont.)

On February 18, 2024, the Company entered into a business combination agreement (as amended from time to time, the “BCA”), by and among the Company, Purchaser, Merger Sub and Foxx Development Inc., a Texas corporation (“Foxx”). Foxx, where, pursuant to the agreement: (a) the Company will merge (the “Reincorporation Merger”) with and into PubCo, with PubCo as the surviving entity; (b) Foxx will merge (the “Acquisition Merger”) with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of PubCo.

On February 23, 2024, Acri Capital Acquisition Corporation (the “Company”) entered into that certain Amendment (the “UA Amendment”) to the Underwriting Agreement, dated June 9, 2022 (the “Underwriting Agreement”) with EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC, the “EF Hutton”).

Pursuant to the terms of the UA Amendment, EF Hutton and the Company have agreed to amend the Underwriting Agreement to replace the existing deferred underwriting fee under the Underwriting Agreement from $2,587,500 payable in cash at the closing of a business combination, to (x) $1,725,000 payable in cash and (y) 43,125 shares of common stock of PubCo. to be issued, at the closing of the Acquisition Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to the identified material weakness described below.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2024 due to the material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data, which includes:

-	lack of sufficient segregation of duties due to limited resources;

-	lack of adequate design of controls and proper documentation needed in order to demonstrate that controls in place are operating effectively for significant transaction classes;

-	inability to prepare complete and accurate financial statements in accordance with generally accepted accounting principle (“GAAP) in a timely manner;

-	inefficient oversight of those charged with governance with respect to complete and accurate finance reporting;

-	lack of appropriate controls surrounding authorized signor access for bank accounts; and

-	inappropriate implementation of controls over the identification of related party transactions.

Following the identification of the material weakness, we plan to take remedial measures including:

-	hiring more qualified accounting personnel with relevant GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework;

-	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; and

-	establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act compliance requirements and improvement of overall internal control.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Executive Officer
Greg Foley	56	Chief Executive Officer
“Joy” Yi Hua	49	Chairwoman, Chief Financial Officer, and Director
Haitao Cui	46	Executive Vice President and Director
James Liao	58	Chief Technology Officer
Board of Directors
“Joy” Yi Hua	49	Chairwoman and Director
Haitao Cui	46	Director
“Eva” Yiqing Miao	38	Independent Director
Edmund R. Miller	67	Independent Director
“Jeff” Feng Jiang	60	Independent Director

Executive Officers

Mr. Greg Foley currently serves as Chief Executive Officer of the Company. Mr. Foley also serves as the Executive Vice President of Business Development of our Operating Subsidiary, a position he has held since September 2024. Mr. Foley joined Foxx, the predecessor of our Operating Subsidiary in April 2024 as the Chief Executive Officer of Foxx. Mr. Foley has over 25 years of experience in leading the sales and marketing efforts to drive enterprise and channel growth in high-growth markets in electronic devices, SaaS, IoT, 5G Fixed Wireless, AI, and cloud development. Prior to joining Foxx, Mr. Foley served as Director of Global Business Development, Partnerships, Strategies and Alliances at Inseego (Nasdaq: INSG), a company that engages in the design and development of fixed and mobile wireless solutions, industrial Internet of Things (IIoT), and cloud solutions. Between 2018 and 2020, Mr. Foley served as Vice President of Sales and Product Development at NetComm Wireless. Earlier in his career, Mr. Foley took executive roles at various telecommunication and technology companies such as SpareOne, HTC, Samsung, and Nokia. Mr. Foley received his BBA in Finance from Georgia State University in 1997.

Ms. “Joy” Yi Hua has served as Chief Financial Officer and Chairwoman of the board of directors since September 2024. She also serves as the Chief Financial Officer of our Operating Subsidiary, a position she has held since September 2024. Previously, Ms. Hua serves as Chairwoman, CEO, and CFO of ACAC from its inception until its business combination with Foxx in September 2022. Ms. Hua has over 18 years of experience in investment management, hedge fund, private equity and real estate investment around the world. Ms. Hua has over 18 years of experience in investment management, hedge fund, private equity and real estate investment around the world. Since March 2023, Ms. Hua has served as the CEO of Bit Bay Technology Corporation, a US data center investment and management company. She has also served as Managing Director of Serene View Capital LLC, an investment management and consulting firm, since June 2016. Previously, in June 2018, Ms. Hua founded Cohere Education LLC, an online education start-up engaged in the distribution of STEAM curriculum and programs to K-12 and college students in the U.S. and China. Before that, Ms. Hua co-founded and served as the Chief Operating Officer for MeshImpact LLC, a consulting firm focused on data analytics and machine learning solutions, between July 2016 and December 2018. Earlier in her career, Ms. Hua worked for CornerStone Parnters LLC for 8 years from 2008 to 2016 where she managed private equity and real assets portfolios of over 3 billion US dollars for 12 non-profit clients. Ms. Hua started her investment career at UVIMCO, the organization that manages the University of Virginia’s $14.5 billion endowment, from 2004 to 2008. Ms. Hua received her MBA from the University of Texas at Austin in 2003, and a B.A. in Economics from Shanghai University of Finance & Economics in 1997. She has been a CFA charter holder since 2004.

Mr. Haitao Cui has served as our Executive Vice President and a member of our board of directors since September 2024. He also serves as the Chief Executive Officer of our Operating Subsidiary, a position he has held since September 2024. Mr. Cui joined our Operating Subsidiary in August 2018, serving as its Chief Executive Officer until April 2024 before stepping into the role of Executive Vice President of Sales in our Operating Subsidiary from April 2024 to September 2024. Mr. Cui brought to Foxx with over 10 years of executive and managerial experience in directing, managing, and overseeing key corporate relations and regional sales development for consumer electronic products. Mr. Cui received a Bachelor’s Degree in Electrical and Engineering Automation from Xi’an Jiaotong University, China, in 2000.

Mr. James Liao has served as our Chief Technology Officer since September 2024. He is also the Chief Technology Officer of our Operating Subsidiary. Previously, Mr. Liao served as Chief Technology Officer of Foxx, a position he has held from August 2023 until September 2024. Before joining Foxx, from 2018 until August 2023, Mr. Liao worked as a Senior Manager, Product Strategy and Innovation, at Charter Communications (Nasdaq: CHTR), a major U.S. telecommunication company. From 2016 to 2017, Mr. Liao worked as Director of Product Management and Director of Technology Management at LEECO, a consumer technology company. Before that, from 2003 to 2016, Mr. Liao spent over a decade at the US offices of Nokia Corporation, the Finnish multinational electronics and telecommunication conglomerate, rising through rank from Architect, Product Requirements Manager, Software Development Group Manager, Product Program Manager, to Senior Product Manager. In addition to his experience at established telecommunication and consumer electronics businesses, Mr. Liao also has various additional relevant experience working as software engineer for Negecell and Dotcast Inc., two telecommunication startup companies. Mr. Liao received a certificate in Innovation and Entrepreneurship from Harvard University in 2021, a certificate in Artificial Intelligence, Strategic Management from Massachusetts Institute of Technology in 2021, and a certificate in Machine Learning, Robotics from Stanford University in 2020. Mr. Liao received a Master of Electrical Engineering degree from the University of Texas in 1995 and a Bachelor’s degree in Electrical Engineering from Tsinghua University in 1989.

Independent Directors

Ms. “Eva” Yiqing Miao has served as our independent director since September 2024. Since June 2022, Ms. Miao has served as the Chief Financial Officer and Head of Operations at Torus Biosystems, a Massachusetts based biotech company. From November 2020 to June 2022, Ms. Miao worked as a Vice President of Finance at Proven Skincare, a provider of consumer skincare products. From September 2018 to November 2020, Ms. Miao worked as the Chief of Staff to the CEO and Head of Investor Relations and Corporate Development at Genuity Science, a geonomics analytics company. From 2016 to 2018, Ms. Miao worked as an associate in technology investment banking at Morgan Partners, a investment bank focused on the fin-tech sector. From 2015 to 2016, Ms. Miao worked as an associate in healthcare investment banking at Jefferies Group, a major US investment bank. Prior to working in the US, Ms. Miao also had experiences working in China. From 2008 to 2013, Ms. Miao worked as an assistant manager in audit and transaction service at PwC, one of the “Big-Four” accounting firms, at its Shanghai office. Ms. Miao received a MBA from University of Virginia Darden School of Business in 2015 and a Bachelor’s degree in Economics from Shanghai University of International Business and Economics in 2008.

Mr. Edmund R. Miller has served as our independent director since September 2024. Previously, Mr. Miller has served as the independent director of ACAC from June 2022 until its business combination with Foxx. Mr. Miller has extensive experience in private equity investment and fundraising, and in the Telecommunication, Media, & Technology (TMT) sector. Mr. Miller is a Senior Managing Director of Pan American Finance, LLC, an investment advisory firm where he has held this position since 2012. From 2002 to 2011, he was the Managing Director at Parmenter Realty Partners, a real estate investment firm, where he was in charge of all aspects of documenting and raising their second, third, and fourth institutional funds. Earlier in his career, from 1984 to 1996, Mr. Miller was co-manager of the largest Caribbean Basin and Latin American coverage team for Goldman Sachs, based in Miami. From 1996 to 1999, he managed a high yield fund for a large Latin American bank, managed a hedge fund, and was a founder and led the initial investment round in Answerthink (now known as The Hackett Group, NASDAQ: HCKT), an information technology consulting company. Mr. Miller was the co-founder of Interprise Technology Partners, a $110 million technology venture fund which made seven lead investments between 1999 and 2002. Prior to joining Goldman Sachs in 1984, Mr. Miller worked for Price Waterhouse in New York City in international tax for 4 years. He is a graduate of the University of Florida Warrington College of Business and the Levin College of Law. Mr. Miller was previously certified as a CPA and was a member of the New York State Bar.

Mr. “Jeff” Feng Jiang has served as our independent director since September 2024. Since 2014, Mr. Jiang works at Mediatek Inc., a semiconductor company in San Diego, CA, where he served as the director of Corporate Sales and Business Development from 2015 to present, and as deputy director of product marketing from 2014 to 2015. From 2013 to 2014, Mr. Jiang worked as a product line director at Broadcom Corporation, a multinational semiconductor supplier. From 2006 to 2013, Mr. Jiang worked as a senior product manager at Qualcomm Inc., a major semiconductor developer and manufacturer. From 2000 to 2006, Mr. Jiang worked as a product line manager and a system engineer at Microsemi Corporation, a semiconductor company. From 1997 to 2000, Mr. Jiang worked as a sound system engineer at Alpine Electronics of America, Inc., an electronic component manufacturer. Prior to working in the US, Mr. Jiang also worked in Japan from 1992 to 1997 as a system engineer for Takahashi Curtain Wall Corporation, a concrete manufacturing company. Mr. Jiang received a Master’s degree in Science in Electrical Engineering in 1989 and a Bachelor’s degree in Electrical Engineering in 1986, from Tsinghua University, China.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that determined that each of Ms. Miao, Mr. Miller and Mr. Jiang qualifies as “independent” as defined under the applicable Nasdaq rules, and the Board of Directors consist of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Committees of the Board of Directors

Committees of the Board

The Board of Directors direct the management of our business and affairs, as provided by Delaware law, and conduct its business through meetings of the Board and its standing committees. We have a standing audit committee, compensation committee, and nominating and corporate governance committee, each of which operates under a written charter.

In addition, from time to time, special committees may be established under the direction of the Board when the Board deems it necessary or advisable to address specific issues. Current copies of our committee charters are posted on our website, as required by applicable SEC and Nasdaq Stock Market rules. The information on or available through any of such website is not deemed incorporated in this Annual Report and does not form part of this Annual Report.

Audit Committee

Our audit committee consist of Ms. Miao, Mr. Miller and Mr. Jiang, with Ms. Miao serving as its chair. The Board determines that each of these individuals satisfies the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the Nasdaq Stock Market. Each member of audit committee satisfies the requirements for financial literacy under the applicable Nasdaq Stock Market rules. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board determines that Ms. Miao qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Stock Market rules. In making this determination, the Board considered Ms. Miao’s formal education and previous and current experience in financial and accounting roles. Both our independent registered public accounting firm and management periodically meet privately with the our audit committee.

The audit committee’s responsibilities will include, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that the Company files with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

Our compensation committee consists of Ms. Miao, Mr. Miller and Mr. Jiang, with Mr. Miller as its chair. The Board determines that each of Ms. Miao, Mr. Miller and Mr. Jiang are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board determines that Ms. Miao, Mr. Miller and Mr. Jiang are “independent” as defined under the applicable Nasdaq listing standards, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities will include, among other things:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of these goals and objectives and setting or making recommendations to the Board regarding the compensation of our Chief Executive Officer;

●	reviewing and setting or making recommendations to the Board regarding the compensation of the other executive officers;

●	making recommendations to the Board regarding the compensation of directors;

●	reviewing and approving or making recommendations to the Board regarding incentive compensation and equity-based plans and arrangements; and

●	appointing and overseeing any compensation consultants.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Miao, Mr. Miller and Mr. Jiang, with Mr. Jiang as its chair. The Board determines that each of Ms. Miao, Mr. Miller and Mr. Jiang is “independent” as defined under the applicable listing standards of Nasdaq and SEC rules and regulations.

The nominating and corporate governance committee’s responsibilities include, among other things:

●	identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board;

●	recommending to the Board the nominees for election to the Board at annual meetings of shareholders;

●	overseeing an evaluation of the Board and its committees; and

●	developing and recommending to the Board a set of corporate governance guidelines. We believe that the composition and functioning of nominating and corporate governance committee meets the requirements for independence under the current Nasdaq Stock Market listing standards.

The Board may from time to time establish such other committees.

Compensation Committee Interlocks and Insider Participation

None of the executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity, that has one or more executive officers who are expected to serve as a member of the Board.

Related Person Transaction Policy

We have adopted a written Related Person Transactions Policy that set forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” Our audit committee approves only those transactions that it determines are fair to us and in our best interests.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of our executive officers or a member of the Board;

●	any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its audit committee charter, the audit committee will have the responsibility to review related person transactions.

Clawback Policy

We have adopted a clawback policy that applies to our executive officers (the “Policy”) to comply with Nasdaq rules.

The policy gives the Compensation Committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct.

Limitation on Liability and Indemnification Matters

The DGCL authorizes corporations to limit or eliminate the personal liability of directors to corporations and their shareholders for monetary damages for breaches of directors’ fiduciary duties, subject to certain exceptions. Our Certificate of Incorporation includes a provision that eliminates the personal liability of directors for monetary damages for any breach of fiduciary duty as a director to the fullest extent permitted by the DGCL as the same exists or as may hereafter be amended from time to time. The effect of these provisions is to eliminate the rights of us and our shareholders, through shareholders’ derivative suits on our behalf, to recover monetary damages from a director for breach of fiduciary duty as a director, including breaches resulting from grossly negligent behavior. However, exculpation does not apply to any director if the director has acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper benefit from his or her actions as a director.

Our Certificate of Incorporation permits and the Bylaws obligates us to indemnify, to the fullest extent permitted by the DGCL, any director or officer of us who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Proceeding”) by reason of the fact that he or she is or was a director or officer of us or is or was serving at the request of us as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with any such Proceeding. We will not be obligated to indemnify a person in connection with a Proceeding (or part thereof) initiated by such person unless the Proceeding (or part thereof) was, or is, authorized by the Board, and the Board determines to provide the indemnification, or is otherwise required by applicable law. In addition, the Bylaws require that we, to the fullest extent permitted by law, pay, in advance of the final disposition of a Proceeding, expenses (including attorneys’ fees) actually and reasonably incurred by an officer or director in defending any Proceeding, upon receipt of a written request therefor (together with documentation reasonably evidencing such expenses) and an undertaking by or on behalf of the person to repay such amounts if it shall ultimately be determined that the person is not entitled to be indemnified under the Bylaws or the DGCL.

We expect to enter into an indemnification agreement with each of its directors and executive officers that provides for indemnification to the maximum extent permitted by Delaware law.

We believe that these indemnification and advancement provisions and insurance are useful to attract and retain qualified directors and executive officers. The limitation of liability and indemnification provisions in our Certificate of Incorporation and Bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our shareholders. In addition, your investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended June 30, 2024, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Foxx is an emerging growth company as such term is defined under the Securities Exchange Act. This section discusses the material elements of compensation awarded to, earned by or paid to Foxx’s principal executive officer and other executive officers (other than our principal executive officer). Foxx has also included the material elements of compensation awarded to, earned by or paid to other officers of Foxx that may be named executive officers of the Business Combination. Together, these officers are referred to as our “named executive officers” or “NEOs.”

At Closing, the Company has entered into employment agreements with each of its executive officers, pursuant to which each executive officer is entitled to the following compensation arrangement for each fiscal year. In addition to the base salary, each executive officer shall receive medical benefits, including medical, vision, dental, and unemployment plans. In addition, each of the executive officers below is entitled to participate in the Incentive Plan, as determined by the Board or its designee, as the administrator of the Incentive Plan.

Name and Principal Position	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)
Greg Foley Chief Executive Officer; Executive Vice President of Business Development of the Operating Subsidiary	$275,000	N/A	N/A	N/A
Haitao Cui Executive Vice President; Chief Executive Officer of the Operating Subsidiary	$300,000	N/A	N/A	N/A
“Joy” Yi Hua Chairwoman and Chief Financial Officer; Chief Financial Officer of the Operating Subsidiary	$300,000	N/A	N/A	N/A
James Liao Chief Technology Officer; Chief Technology Officer of the Operating Subsidiary	$180,000	N/A	N/A	N/A

At Closing, each of the executive officers entered into an Employee Proprietary Information and Invention Assignment Agreement, agreeing to certain non-disclosure, non-solicitation and non-compete obligations, as well as the assignment of all innovations and associated intellectual property rights created, discovered, conceived or developed in the course of employment with, in reliance upon the confidential information of, or using the resources of the Company.

Foxx

During the fiscal year ended June 30, 2024, we did not pay any fees to, make any equity awards or non-equity awards to, or pay any other compensation to the named executive officers. The compensation reported in this summary compensation table below is not necessarily indicative of how we will compensate our named executive officers in the future.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Haitao Cui Executive Vice President of Foxx, Former Chief Executive Officer of Foxx	2023		$300,000	N/A	N/A	N/A		$300,000
James Liao Chief Technology Officer of Foxx	2023		$140,000	N/A	N/A	N/A		$140,000
Greg Foley Chief Executive Officer of Foxx	2023	$	N/A	N/A	N/A	N/A	$	N/A

Director Compensation

At Closing, we have entered into offer letter with each of its independent directors, pursuant to which each independent director is entitled to the receive $100,000 in cash compensation per year, subject to the review and determination by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficial Ownership
	Common Stock
Name and Address of Beneficial Owner	Shares	% of Class
Directors and Named Executive Officers
Greg Foley	—	—
“Joy” Yi Hua (1)	2,156,250	29.7%
Haitao Cui	—	—
James Liao	—	—
“Eva” Yiqing Miao	—	—
Edmund R. Miller	—	—
“Jeff” Feng Jiang	—	—
All directors and executive officers as a group (seven persons)	2,156,250	29.7%

5% Beneficial Owner
Acri Capital Sponsor LLC (1)	2,156,250	29.7%
BRR Investment Holding Corp. (2)	2,312,333	31.8%
New Bay Capital Limited (3)	700,473	9.6%
BR Technologies PTE. Ltd. (4)	663,581	9.1%

(1)	Acri Capital Sponsor LLC, is the record holder of the securities reported herein. “Joy” Yi Hua, our CFO, is the sole manager and member of Acri Capital Sponsor LLC. By virtue of this relationship, Ms. Hua may be deemed to have beneficial ownership of the securities held of record by Acri Capital Sponsor LLC. The address of Acri Capital Sponsor LLC is 13284 Pond Springs Rd, Ste 405, Austin, Texas 78729

(2)	BRR Investment Holding Corp. is a limited liability company incorporated under laws of U.S. Virgin Islands. Lapistone Trust LLC, the trustee of Durabilis Trust, owner of BRR Investment Corporation has directed voting and investment discretion with respect to the shares of our Common Stock held by the BRR. The address of BRR Investment Holding Corp. is Royal Palms Professional Building 9053 Estate Thomas, St. Thomas, U.S. Virgin Islands, 0802. This information is based solely on a Schedule 13D filed by BRR Investment Holding Corp. and Lapistone Trust LLC, with the SEC on September 27, 2024.

(3)	New Bay Capital Limited is a limited liability company incorporated in Hong Kong and wholly-owned by New Bay Capital (Cayman) Corporation, an exempted corporation incorporated under laws of Cayman Island and wholly-owned by Mr. Shi Liu, who has the voting and dispositive power with respect to the shares owned by this entity. The address of New Bay Capital Limited is Rm. 805, 8/F, Harbour Crystal Center, No. 100 Granville Road, Tsim Sha Tsui, KL, Hong Kong.

(4)	BR Technologies Pte. Ltd. is a limited liability company incorporated in Singapore and wholly-owned by Mr. Baoman Xu, who has the voting and dispositive power with respect to the shares owned by this entity. The address of BR Technologies Pte. Ltd. is 51 Normanton Park,#24-29 Normanton Park, Singapore 117281.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless described below, during the last two fiscal years, there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Amount due from related party

Name of Related Party	Relationship	Nature	June 30, 2024		June 30, 2023
(Azure Horizon LLC “Azure”)	Owned by former management and immediate family member of the sole Director of Foxx	Paid on behalf fees	$140	(1)	$—

(1)	As of the date of this report, such balance was repaid by Azure.

Other payable — related party

Other payable — related party consists of the following:

Name of Related Party	Relationship	Nature	June 30, 2024	June 30, 2023
Azure Horizon LLC	Owned by former management and immediate family member of the sole Director of Foxx	Consulting fees	$—	$25,000
Wuhan Haoxun Communication Technology Co. Ltd	Controlled by the immediate family member of the executive of the Foxx	Research and Development	$51,168	$—

Short-term loan — related party

Shot-term loan — related party consists of the following:

Name of Related Party	Relationship	Nature	June 30, 2024	June 30, 2023
Xiaoya Ren	Former management and immediate family member of the sole Director of Foxx	Loan	$	$91,235

Expenses

Name of Related Party	Relationship	Nature	For the Year Ended June 30, 2024	For the Year Ended June 30, 2023
Wuhan Haoxun Communication Technology Co. Ltd(1)	Controlled by the immediate family member of the executive of the Foxx	Research and Development fees	$91,168	$272,080
Azure Horizon LLC(2)	Owned by former management and immediate family member of the sole Director of Foxx	Consulting fees	$324,000	$25,000

(1)	On September 1, 2022, Foxx entered into an agreement with Wuhan Haoxun Communication Technology Co., Ltd. (“Wuhan Haoxun”) for the research and development of 4G/5G CPE (Customer Premises Equipment) and Wi-Fi 6 Router products.

(2)	On September 1, 2022, Foxx entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by the executives of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Marcum for the year ended on June 30, 2024 and June 30, 2023.

	2024	2023
Audit Fees	$545,320	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees were for professional services rendered by Marcum for the audit of our annual financial statements, and services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval of Services

On October 23, 2024, by unanimous written consent, the audit committee approved and ratified all of the foregoing services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 18, 2024, by and among ACAC, Purchaser, Merger Sub, and Foxx (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by ACAC with the SEC on February 20, 2024)
2.2	Amendment to Business Combination Agreement, dated as of May 31, 2024, by and among ACAC, the Registrant, Merger Sub and Foxx (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by ACAC with the SEC on June 3, 2024)
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on July 19, 2024).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
3.3	Bylaws of Foxx Development Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
4.1	Warrant Agreement, dated June 9, 2022, between the Registrant and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
4.2	Warrant Assumption Agreement, dated September 25, 2024, between the Registrant and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
4.3	Description of Securities of the Registrant.
10.1	Promissory Note, dated January 20, 2022, issued by ACAC to Acri Capital Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed by ACAC with the SEC on March 11, 2022).
10.2	Letter Agreement, dated June 9, 2022, among ACAC and certain security holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
10.3	Amendment to the Letter Agreement of June 9, 2022, entered between ACAC, Sponsor, and directors of ACAC, dated November 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by ACAC with the SEC on November 18, 2022).
10.4	Amended & Restated Investment Management Trust Agreement, dated June 9, 2022, between ACAC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
10.5	Amendment to the June 9, 2022 Amended & Restated Investment Management Trust Agreement, dated July 12, 2023, between ACAC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by ACAC with the SEC on July 12, 2023).

10.6	Registration Rights Agreement, dated June 9, 2022, among ACAC, certain security holders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
10.7	Securities Subscription Agreement between ACAC and Acri Capital Sponsor LLC, dated February 4, 2022 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed by ACAC with the SEC on March 11, 2022).
10.8	Private Placement Warrants Purchase Agreement, dated June 9, 2022, between ACAC and Acri Capital Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
10.9	Form of Indemnity Agreements, dated June 9, 2022, between ACAC and each of its directors and officers (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
10.10	Administrative Services Agreement, dated June 9, 2022, between ACAC and Acri Capital Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
10.11	Form of Independent Director Offer Letter, dated March 8, 2022, among Sponsor, and certain directors and officers of ACAC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed by ACAC with the SEC on March 11, 2022).
10.12	Working Capital Note, dated December 5, 2023, between Acri Capital Sponsor LLC and ACAC (incorporated by reference to Exhibit 10.12 to the Form 10-K filed by ACAC with the SEC on March 22, 2024).
10.13	Form of Extension Note, between Acri Capital Sponsor LLC and ACAC ((incorporated by reference to Exhibit 10.13 to the Form 10-K filed by ACAC with the SEC on March 22, 2024).
10.14	Foxx Support Agreement, dated as of February 18, 2024, by and among ACAC, and certain Foxx Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by ACAC with the SEC on February 20, 2024).
10.15	Sponsor Support Agreement, dated as of February 18, 2024, by and among ACAC, Foxx, and Acri Capital Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by ACAC with the SEC on February 20, 2024).
10.16	Promissory Note 1 from Foxx to New Bay Capital Limited, dated June 21, 2023, as converted by Conversion Notice, dated February 18, 2024 and Interest Conversion Notice, dated September 25, 2024 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.17	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated June 21, 2023 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.18	Promissory Note 2 from Foxx to New Bay Capital Limited, dated December 21, 2023, as converted by Conversion Notice, dated February 18, 2024 and Interest Conversion Notice, dated September 25, 2024 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.19	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated December 21, 2023 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.20	Amendment to Convertible Note Agreement, dated March 15, 2024, by and between Foxx and New Bay Capital Limited (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.21	Promissory Note 3 by Foxx to New Bay Capital Limited, dated March 15, 2024, as converted by Conversion Notice, dated 25, 2024 (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.22	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated March 15, 2024 (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.23	Promissory Note by Foxx to BR Technologies Pte. Ltd., dated September 12, 2024, as converted by Conversion Notice, dated September 25, 2024 (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).

10.24	Promissory Note by Foxx to Grazyna Plawinski Limited, dated September 12, 2024, as converted by Conversion Notice, dated September 25, 2024 (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.25	Securities Purchase Agreement, by and among Foxx, BR Technologies Pte. Ltd. and Grazyna Plawinski Limited, dated May 30, 2024 (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.26	2024 Foxx Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.27	Lock-Up Agreement, dated September 26, 2024, by and between the Registrant, and the Sponsor (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.28	Lock-Up Agreement, dated September 26, 2024, by and between the Registrant, and BRR Investment Holding Corp. (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.29	Escrow Agreement, by and among Registrant, dated September 26, 2024, Vstock, and certain Foxx stockholders (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.30	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.31	Form of Offer Letter from Registrant to Independent Directors of the Registrant (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.32	Employment Agreement, dated September 26, 2024, by and between Foxx and Greg Foley, CEO (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.33	Employment Agreement, dated September 26, 2024, by and between Foxx and “Joy” Yi Hua, Chairwoman and CFO (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.34	Employment Agreement, dated September 26, 2024, by and between Foxx and Haitao Cui, EVP (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.35	Employment Agreement, dated September 26, 2024, by and between Foxx and James Liao, Chief Technology Officer (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.36	Conversion Notice re Working Capital Warrants, dated September 25, 2024 (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
14.1	Code of Business Conduct and Ethics.
19.1	Insider Trading Policy.
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.
99.1	Audit Committee Charter.
99.2	Compensation Committee Charter.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foxx Development Holdings Inc.

Dated: October 24, 2024	By:	/s/ Greg Foley
	Name:	Greg Foley
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Greg Foley	Chief Executive Officer	October 24, 2024
Greg Foley	(Principal executive officer)

/s/ “Joy” Yi Hua	Chief Financial Officer	October 24, 2024
“Joy” Yi Hua	(Principal Financial and Accounting Officer) and Chairwoman Director

/s/ Haitao Cui	Director	October 24, 2024
Haitao Cui

/s/ “Eva” Yiqing Miao	Independent Director	October 24, 2024
“Eva” Yiqing Miao

/s/ Edmund R. Miller	Independent Director	October 24, 2024
Edmund R. Miller

/s/ “Jeff” Feng Jiang	Independent Director	October 24, 2024
“Jeff” Feng Jiang