Form 10-Q
period 2024-09-30
Foxx Development Holdings Inc.
filed 2024-11-19
CIK 2013807

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 001-42285

Foxx Development Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-5119494
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

13575 Barranca Parkway C106

Irvine, CA 92618

(Address of principal executive offices)

+201-962-5550

(Issuer’s telephone number including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FOXX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	FOXXW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of November 13, 2024, there are 7,280,597 shares of common stock issued and outstanding.

FOXX DEVELOPMENT HOLDINGS INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$9,180,356	$587,448
Restricted cash	19,411,645	-
Accounts receivable	12,371,365	251,894
Inventories	4,540,549	1,768,072
Contract assets	1,713,430	1,682,289
Prepaid expenses and other current assets	336,958	44,116
Amount due from related party	-	140
Total Current Assets	47,554,303	4,333,959

PROPERTY AND EQUIPMENT, NET	166,338	142,619

NON-CURRENT ASSETS
Operating right-of-use assets	1,223,334	405,758
Deferred transaction costs	-	462,177
Security deposits	603,716	29,909
Total Non-current Assets	1,827,050	897,844

Total Assets	$49,547,691	$5,374,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$19,285,926	$1,396,860
Other payables and accrued liabilities	1,481,319	468,225
Other payable - related party	346,539	51,168
Payables on shares redemption	20,499,790	-
Contract liabilities	143,600	649,450
Income taxes payable	253,932	-
Short-term loans	-	291,208
Current maturity of long-term loan	20,132	19,539
Operating lease liabilities - current	180,451	72,531
Convertible promissory notes	-	6,000,000
Earnout liabilities	5,737,868	-
Total Current Liabilities	47,949,557	8,948,981

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	1,050,715	332,435
Long-term loan - non-current	90,181	95,442
Total Non-current Liabilities	1,140,896	427,877

Total Liabilities	49,090,453	9,376,858

COMMITMENTS AND CONTINGENCIES (See Note 18)

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 50,000,000 shares and 6,606,667 shares authorized as of September 30, 2024 and June 30, 2024, respectively;
7,270,097 and 3,303,333 shares issued and outstanding as of as of September 30, 2024 and June 30, 2024, respectively	727	330 *
Additional paid-in capital	13,750,228	7,024,162
Accumulated deficit	(13,293,717)	(11,026,928)
Total Shareholders’ Equity (Deficit)	457,238	(4,002,436)

Total Liabilities and Shareholders’ Equity (Deficit)	$49,547,691	$5,374,422

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
REVENUES, NET	$23,112,052	$-
COST OF GOODS SOLD	22,713,876	-
GROSS PROFIT	398,176	-

OPERATING EXPENSES:
Selling expenses	1,215,042	208,276
General and administrative expenses	961,247	303,334
Research and development - related party	22,792	-
Research and development	7,028	-
Total Operating Expenses	2,206,109	511,610

LOSS FROM OPERATIONS	(1,807,933)	(511,610)

OTHER INCOME (EXPENSE)
Interest expense	(408,995)	(39,336)
Other income, net	-	4,115
Change in fair value of earnout liabilities	(49,861)	-
Total Other Expense, net	(458,856)	(35,221)

LOSS BFORE INCOME TAXES	(2,266,789)	(546,831)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,266,789)	$(546,831)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES*
Basic	3,477,696	3,303,333
Diluted	3,477,696	3,303,333

LOSS PER SHARE
Basic	$(0.65)	$(0.17)
Diluted	$(0.65)	$(0.17)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three Months Ended September 30, 2024
			Additional
	Common stock		paid-in	Accumulated
	Shares*	Amount	capital	deficit	Total
BALANCE, June 30, 2024	3,303,333	$330	$7,024,162	$(11,026,928)	$(4,002,436)
Conversion of convertible promissory notes into common stock upon completion of reverse recapitalization	1,696,668	170	15,408,515	-	15,408,685
Issuance of common stock upon completion of reverse recapitalization	2,270,096	227	(2,100,865)	-	(2,100,638)
Earnout liabilities	-	-	(5,688,007)	-	(5,688,007)
Transaction costs	-	-	(893,577)	-	(893,577)
Net loss	-	-	-	(2,266,789)	(2,266,789)
BALANCE, September 30, 2024 (Unaudited)	7,270,097	$727	$13,750,228	$(13,293,717)	$457,238

	For the Three Months Ended September 30, 2023
			Additional
	Common stock		paid-in	Accumulated
	Shares*	Amount	capital	deficit	Total
BALANCE, June 30, 2023	3,303,333	$330	$7,024,162	$(7,596,286)	$(571,794)
Net loss	-	-	-	(546,831)	(546,831)
BALANCE, September 30, 2023 (Unaudited)	3,303,333	$330	$7,024,162	$(8,143,117)	$(1,118,625)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,266,789)	$(546,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,281	9,768
Interest expense from convertible promissory notes	140,740	35,389
Amortization of operating right of use assets	54,417	-
Change in fair value of earnouts	49,861	-
Change in operating assets and liabilities:
Accounts receivable	(12,119,471)	(200)
Inventories	(2,772,477)	(466,000)
Contract assets	(31,141)	(1,024,684)
Prepaid expenses and other current assets	(210,482)	(9,164)
Amount due from a related party	140	-
Security deposits	(573,807)	(27,420)
Accounts payable	17,889,066	-
Contract liabilities	(505,850)	601,000
Other payables and accrued liabilities	214,054	65,493
Other payable - related party	(77,208)	(25,000)
Operating lease liabilities	(45,793)	-
Net cash used in operating activities	(243,459)	(1,387,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,000)	(4,144)
Net cash used in investing activities	(35,000)	(4,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans - related party	-	(91,235)
Repayments to short-term loans	(291,208)	-
Principal payments of long-term loan	(4,668)	(2,774)
Proceeds from convertible promissory note	9,000,000	-
Proceeds from reverse recapitalization, net of payments of transaction costs	19,710,288	-
Payments of deferred transaction costs	(131,400)	(111,815)
Net cash provided by (used in) financing activities	28,283,012	(205,824)

NET CHANGE IN CASH	28,004,553	(1,597,617)

CASH AND RESTRICTED CASH, beginning of the period	587,448	1,824,849

CASH AND RESTRICTED CASH, end of the period	$28,592,001	$227,232

CASH AND RESTRICTED CASH, end of the period reconciliation:
Cash and cash equivalents	$9,180,356	$227,232
Restricted cash	19,411,645	-
CASH AND RESTRICTED CASH, end of the period	$28,592,001	$227,232

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$50	$-
Cash paid for interest	$4,073	$2,626

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right-of-use assets and lease liabilities	$750,338	$-
Modification of operating right-of-use assets and lease liabilities	$121,655	$-
Conversion of convertible promissory notes into common stock	$15,408,685	$-
Reverse recapitalization transaction costs net against additional-paid in capital	$893,577	$-
Deferred transaction costs included in other payables and accrued liabilities	$300,000	$8,000
Initial recognition of earnout liabilities	$5,688,007	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Nature of business and organization

Foxx Development Holdings Inc. (“Foxx” or the “Company”) was incorporated on November 13, 2023 under the name “Acri Capital Merger Sub I Inc.” On February 18, 2024, the Company entered into a business combination agreement (as amended on May 31, 2024, the “Business Combination Agreement”), by and among the Company, Acri Capital Acquisition Corporation, a Delaware corporation and our parent company at the time (“ACAC”), Acri Capital Merger Sub II Inc., a Delaware corporation and our wholly-owned subsidiary at the time (“Merger Sub”), and Foxx Development Inc. (“Old Foxx”), a Texas corporation incorporated on March 17, 2017 primarily engaged in the sales of electronic products, pursuant to which (i) ACAC merged with and into the Company, with the Company as the surviving Delaware corporation (the “Reincorporation Merger”), and (ii) Old Foxx merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned Delaware subsidiary of the Company (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and other transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination” (See Note 4).

Following the consummation of the Business Combination (the “Closing”) on September 26, 2024, Purchaser was renamed as “Foxx Development Holdings Inc.” and became a publicly traded company. The Merger Sub was renamed as “Foxx Development Inc.” and became the Delaware subsidiary of Purchaser.

On August 29, 2023, Foxx Technology Pte Ltd, a Singapore private company (“Foxx Technology”), was incorporated in Singapore, with Old Foxx holds 51% of the equity interests in Foxx Technology. Foxx Technology operates in the field of the manufacture of wireless communications equipment, and the wholesale of handphones, handphone peripheral equipment and other telecommunications equipment. Since the Company owns the majority controlling financial interest in Foxx Technology, according to ASC 810-10-15-10, all majority-owned subsidiaries shall be consolidated. Foxx Technology is required to be consolidated under ASC 810. As of June 30, 2024, no significant operations nor capital contributions were made to Foxx Technology. As a result, the Company’s consolidated financial statements did not reflect any operating activities from Foxx Technology. The Company has 51% voting interest of Foxx Technology. On July 30, 2024, Foxx submitted the application to dissolve Foxx Technology to the Accounting and Corporate Regulatory Authority (ACRA) of Singapore. On November 4, 2024, ACRA granted Foxx Technology’s application and struck it off from the company register of Singapore.

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company is primarily engaged in the sales of electronic products and debt financing in the form of convertible notes, loans from bank, third parties, related parties, and cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net cash used in operating activities of approximately $0.2 million for the three months ended September 30, 2024, (2) net loss of approximately $2.3 million for the three months ended September 30, 2024, (3) accumulated deficit of approximately $13.3 million as of September 30, 2024, and (4) the working capital deficit of approximately $0.4 million as of September 30, 2024.

If the Company is unable to generate sufficient funds to finance the working capital requirements of the Company within the normal operating cycle of a twelve-month period from the date of the unaudited condensed consolidated financial statements are issued, the Company may have to consider supplementing its available sources of funds through the following sources:

●	Other available sources of financing from banks in the United States of America and other financial institutions or private lenders;

●	Financial support and credit guarantee commitments from the Company’s related parties; and

●	Equity financing.

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

As such, the Company’s management has determined that the factors discussed above have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Basis of presentation and significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of its financial position and operation results. Interim results are not necessary indicative of results of a full year. The information in this Quarterly Report on Form 10-Q (the “10-Q”) should be read in conjunction with information in the Annual Report for the fiscal year ended June 30, 2024 on Form 10-K filed by the Company with the SEC on October 24, 2024.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

Restricted cash

Restricted cash is maintained in a trust account and is restricted to repay the redeeming shareholders of ACAC upon the Closing (see Note 4).

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts on credit losses. Allowance for credit losses for accounts receivables is established based on various factors including historical payments and current economic trends. The Company reviews its allowance for credit loss by assessing individual accounts receivable over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Accounts receivable are written-off on a case by case basis after exhaustive efforts at collection are made, net of any amounts that may be collected. As of September 30, 2024 and June 30, 2024, no allowance for credit losses of accounts receivable was recorded and the Company had accounts receivable of $12,371,365 and $251,894, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using the “First in, First out” method. Inventories mainly include electronic products and accessories which are purchased from the Company’s suppliers as merchandized goods and freight-in. On an annual basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, based upon forecasts for future demand and market conditions. When inventories are written down to net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of September 30, 2024 and June 30, 2024, the Company had inventories of $4,540,549 and $1,768,072, respectively. During the three months ended September 30, 2024 and 2023, no inventory write-down was recorded.

Contract assets

Contract assets consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2024 and June 30, 2024, no allowance for credit losses on contract assets was recorded.

Deferred transaction costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred transaction costs consist of underwriting, legal, accounting, and other professional expenses incurred through the balance sheet date that are directly related to the Business Combination and that will be charged to shareholders’ equity (deficit) upon the completion of the Business Combination. The Company completed the Business Combination on September 26, 2024. As of September 26, 2024, and the Company had deferred transaction costs of $893,577 and charged against shareholders’ deficit. As of September 30, 2024 and June 30, 2024, the Company had deferred transaction costs of $0 and $462,177, respectively.

Payables on shares redemption

Payables on shares redemption consisted of payables to the ACAC shareholders who exercised their redemption rights in connection with the Business Combination (See Note 4).

Contract liabilities

Contract liabilities mainly consisted of deposits received from customers before all the relevant criteria for revenue recognition are met and are recorded as customer deposits.

Earnout liabilities

At the Closing of the Business Combination, pursuant to the Business Combination Agreement, the stockholders of Old Foxx were entitled to receive up to a total of 4,200,000 contingent earnout shares (“Earnout Shares”) in the form of common stock of the Company, par value $0.0001 per share (“Common Stock”). The Earnout Shares would be issued upon certain vesting schedules based on the Company’s financial performance for the fiscal year ended June 30, 2024 and 2025. The Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations (See Note 17).

Convertible instrument

The Company accounts for its convertible instrument in accordance with ASC 470-20 Debt with Conversion and Other Options, whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives or the substantial premium model in ASC 470-20 Debt — Debt with Conversion and Other Options applies. If the equity securities underlying the embedded conversion option are readily convertible to cash, such as publicly traded common shares, the embedded conversion option is likely to meet the net settlement criterion to be considered a derivative. If the equity securities underlying the conversion option are not readily convertible to cash, the embedded conversion option may not meet the net settlement criterion, and therefore would not meet the definition of a derivative. Because the convertible instrument has a fixed conversion price and therefore, it lacks an underlying and does not meet the requirement of a derivative. As a result, the Company determined its embedded conversion option does not meet the definition of a derivative for bifurcation.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts, either on Free on Board (“FOB”) shipping point or destination, depending on the specified contract. The Company’s customers generally either pay the order in full balance prior to shipment or in partial payments with credit terms of 30 to 90 days after shipment depends on the specified contract. No sales returns are being given to its wholesale customers as they were being given additional 2-3% of products on top of each customer’s order (see Note 3 - “Warranty” below). There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

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

Warranty

The Company generally provides 1-year warranties for its product sold to its wholesale customer if an additional 2-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 2-3% of products on top of each customer’s order, these additional 2-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and e-commerce customers, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of September 30, 2024 and June 30, 2024, the Company accrued warranty reserves of $133,279 and $48,361, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

E-Commerce Customers

The Company recognizes a contract with a customer when the contract is committed in writing and signed electronically on an E-Commerce platform, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts on shipping destination at its individual customer shipping address, which is the Company’s obligation to deliver the product to the end user/individual customer, depends on the specified contract. The Company’s E-Commerce customers pay the order in full balance prior to shipment to the E-Commerce Platform and the E-Commerce Platform withheld the payment for 30 days before remitting payments to the Company. The Company offered one month of free exchange or return. As a result, the Company recognized its revenues from the E-Commerce customers, in the third-party E-commerce platform, net of estimated sales returns, discount, and rebate, as a consideration reducing the transaction price. Historically, sales returns were insignificant to the Company’s operations. For the three months ended September 30, 2024 and 2023, the Company recognized estimated sales returns of $1,557 and $0, respectively, and such reserves are based on estimation and required judgment from the Company’s management. There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

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

Practical expedient

The Company applies the practical expedient in ASC 606 to expense costs as incurred for costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs of obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year which need to be recognized as assets for the three months ended September 30, 2024 and 2023.

Lease

The Company accounts for leases in accordance with ASC 842. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of September 30, 2024 and June 30, 2024, the Company does not have finance leases.

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

The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets on an annual basis. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease right-of-use assets in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended September 30, 2024 and 2023, the Company did not recognize impairment loss against its right-of-use assets.

For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liability. For the lease that with lease term of one year or shorter, the Company has elected to not recognize right-of-use asset and lease liability.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. The Company determined that upon further review of the warrant agreements, the Company concluded that its warrants qualify for equity accounting treatment.

Upon completion of the Business Combination, all of ACAC’s outstanding public and private warrants (See Note 16) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the three months ended September 30, 2024.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326), which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to the accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The Company adopted this guidance on July 1, 2023, which did not have an impact on the Company’s unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations and statements of cash flows.

Recently issued accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. Management considers that the guidance will not have a significant impact on the disclosures set out in these unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company continuously evaluates the potential impact of adopting this new guidance on the unaudited condensed consolidated financial statements and related disclosures and does not believe it will have a material impact on the presentation of the unaudited condensed consolidated financial statements.

Note 4 — Reverse recapitalization

Upon the consummation of the Business Combination, the following transactions were completed, based on the Company’s capitalization as of September 26, 2024:

(i)	All 70,721 shares of Class A common stock of ACAC (“ACAC public shares”), net of redemption of 1,744,663 ACAC public shares at $11.75 per share, and all 2,156,250 shares of Class B common stock of ACAC (“ACAC private shares”), were converted on a one-for-one basis into the Company’s Common Stock.

(ii)	43,125 shares of the Company’s Common Stock were issued to ACAC’s underwriter, EF Hutton LLC, in connection with the Business Combination.

(iii)

All issued and outstanding shares of Old Foxx common stock were cancelled in exchange for the rights for Old Foxx stockholders, including the holders of Old Foxx’s convertible promissory notes upon the conversion of the convertible promissory notes and their interests into Old Foxx common stock immediately prior to Closing (see Note 14), to receive such stockholder’s pro rata share of 5,000,000 shares (“Closing Payment Shares”) of the Company’s Common Stock, including: (x) 1,696,668 shares of Foxx’s $0.0001 par value common stock were issued to Old Foxx’s convertible promissory notes holders in connection with the Business Combination (see Note 14); (y) 1,000,000 outstanding shares of Old Foxx common stock issued to existing Old Foxx stockholders (other than holders of the convertible notes) were cancelled in exchange for the right by the Old Foxx stockholders to receive a pro rata share of 3,303,333 shares of the Company’s Common Stock at the exchange ratio of 3.3033.

(iv)	4,200,000 shares (“Earnout Shares”) of the Company’s Common Stock were reserved for issuance to Old Foxx’s stockholders subject to the vesting schedule as follows:

in connection with the financial performance for the fiscal year ending June 30, 2024:

●	700,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the Company’s audited consolidated financial statements for the fiscal year ending June 30, 2024 (“2024 Foxx Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by Company after Closing, reflect revenue of the Company for the fiscal year ending June 30, 2024 (the “2024 Foxx Revenue”) to be no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

●	1,400,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the 2024 Foxx Revenue reflected in the 2024 Foxx Audited Financial Statements would be no less than $84,000,000 (including $100,000,000) and less than $100,000,000 (excluding $100,000,000);

●	2,100,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the 2024 Foxx Revenue reflected in the 2024 Foxx Audited Financial Statements would be no less than $100,000,000 (including $100,000,000).

in connection with the financial performance for the fiscal year ending June 30, 2025:

●	700,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the Company’s audited consolidated financial statements for the fiscal year ending June 30, 2025 (“2025 Foxx Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by the Company after Closing, reflect revenue of the Company for the fiscal year ending June 30, 2025 (the “2025 Foxx Revenue”) to be no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

●	1,400,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the 2025 Foxx Revenue reflected in the 2025 Foxx Audited Financial Statements would be no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

●	2,100,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the 2025 Foxx Revenue reflected in the 2025 Foxx Audited Financial Statements would be no less than $115,000,000 (including $115,000,000).

(v)	All issued and outstanding 12,156,423 ACAC warrants were converted on a one-for-one basis into warrants of the Company, including conversion from (x) 4,312,500 ACAC’s public warrants, (y) 5,240,000 ACAC’s private warrants, and (z) 2,603,923 ACAC’s working capital warrants.

The following table presents the number of the Company’s common stock issued and outstanding immediately following the Reverse Recapitalization (as defined below):

Common
Stock
ACAC’s common stock outstanding prior to Reverse Recapitalization	3,971,634
Less: redemption of ACAC’s common stock	(1,744,663)
Common stock issued to underwriter	43,125
Conversion of Old Foxx’s common stock into Foxx’s common stock	3,303,333
Conversion of Old Foxx’s convertible promissory notes into Foxx’s common stock	1,696,668
Total common stock outstanding	7,270,097

Old Foxx was determined to be the accounting acquirer given Old Foxx effectively controlled the combined entity after the Business Combination. The transaction is accounted for as a reverse recapitalization (“Reverse Recapitalization”), which is equivalent to the issuance of common stock by Old Foxx for the net monetary assets of ACAC, accompanied by a recapitalization. Old Foxx is determined as the accounting acquirer and the historical financial statements of Old Foxx became the Company’s historical financial statements, with retrospective adjustments to give effect of the Reverse Recapitalization. The net assets of ACAC were recognized as of the closing date at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Old Foxx and Old Foxx’s operations are the only ongoing operations of the Company.

In connection with the Reverse Recapitalization, the Company raised approximately $19.7 million of proceeds, presented as cash flows from financing activities, which included the contribution of approximately $21.6 million of funds held in ACAC’s trust account, approximately $0.3 million of cash held in ACAC’s operating cash account, and payments of approximately $2.2 million in transaction costs incurred by ACAC.

The following table reconcile the elements of the Reverse Recapitalization to the unaudited condensed consolidated statements of cash flows and the changes in shareholders’ deficit:

September 26,
2024
Funds held in ACAC’s trust account	$21,627,541
Funds held in ACAC’s operating cash account	298,643
Less: payments of transaction costs incurred by ACAC	(2,215,896)
Proceeds from the Reverse Recapitalization	19,710,288
Less: non-cash net deficit assumed from ACAC	(21,810,926)
Net distributions from issuance of Common Stock upon the Reverse Recapitalization	$(2,100,638)

The shares and corresponding capital amounts and all per share data related to Old Foxx’s outstanding common stock prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio of 3.3033.

Note 5 — Accounts receivable

As of September 30, 2024 and June 30, 2024, accounts receivable consist of the following:

	September 30, 2024	June 30, 2024
		(Audited)
Accounts receivable	$12,371,365	$251,894
Less: allowance for credit losses	—	—
Accounts receivable, net	$12,371,365	$251,894

Note 6— Inventories

As of September 30, 2024 and June 30, 2024, inventories consist of the following:

	September 30, 2024	June 30, 2024
		(Audited)
Finished goods	$4,540,549	$1,768,072
Total inventories	$4,540,549	$1,768,072

Note 7 — Contract assets

As of September 30, 2024 and June 30, 2024, the contract asset of the Company consist of the following:

	September 30, 2024	June 30, 2024
		(Audited)
Balance as of the beginning of the period	$1,682,289	$—
Add: net increase in current period contract asset	1,465,847	1,682,289
Less: inventory recognized from beginning contract asset	(1,434,706)	—
Total contract assets as the end of the period	$1,713,430	$1,682,289

Note 8 — Prepaid expenses and other current assets

As of September 30, 2024 and June 30, 2024, prepaid expenses and other current assets consist of the following:

	September 30, 2024	June 30, 2024
		(Audited)
Other receivables	$1,200	$10,881
Prepaid rent	177,004	-
Other prepaid expenses	158,754	33,235
Total prepaid expenses and other current assets	$336,958	$44,116

Note 9— Property and equipment, net

As of September 30, 2024 and June 30, 2024, property and equipment, net consist of the following:

	September 30, 2024	June 30, 2024
		(Audited)
Computer and office equipment	$9,942	$9,942
Furniture and fixtures	3,432	3,432
Vehicles	226,091	191,091
Subtotal	239,465	204,465
Less: accumulated depreciation	(73,127)	(61,846)
Total property and equipment, net	$166,338	$142,619

Depreciation expense for the three months ended September 30, 2024 and 2023 amounted to $11,281 and $9,768, respectively.

Note 10 — Other payables and accrued liabilities

As of September 30, 2024 and June 30, 2024, other payables and accrued liabilities consist of the following:

	September 30, 2024	June 30, 2024
		(Audited)
Payroll and payable tax payable	$3,420	$50,554
Interest payable	147,711	267,945
Professional fee payable	621,489	59,473
Accrued warranty expenses	133,279	48,361
Excise tax payable*	556,620	-
Others	18,800	41,892
Total other payables and accrued liabilities	$1,481,319	$468,225

*	These balances were carried from ACAC as a result on 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 under the Inflation Reduction Act of 2022.

Note 11 — Contract liabilities

Contract liabilities consist of customer deposits, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	September 30, 2024	June 30, 2024
		(Audited)
Balance as of the beginning of the period	$649,450	$27
Add: net increase in current period contract liabilities	143,600	649,450
Less: revenue recognized from beginning contract liabilities	(649,450)	(27)
Total contract liabilities as the end of the period	$143,600	$649,450

Note 12 — Related party balances and transactions

Related party balances

Amount due from related party

Name of Related Party	Relationship	Nature	September 30, 2024	June 30, 2024
				(Audited)
Company A	Owned by the director of the Company	Paid on behalf fees	$-	$140

Other payable — related party

Other payable — related party consists of the following:

Name of Related Party	Relationship	Nature	September 30, 2024	June 30, 2024
				(Audited)
Company A(1)	Controlled by the immediate family member of the director of the Company	Research and development fees	$73,960	$51,168
Company B	More than 10% Shareholder of the Company	Unconverted working capital loan balance in ACAC	249,404	-
Company C	Executive director is the Company’s CFO	Paid on behalf fees	23,175	-
Total			$346,539	$51,168

(1)	On September 1, 2022, the Company entered into an agreement with Company A for the research and development project.

Related party transactions

Research and development expenses

Name of Related Party	Relationship	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
		(Unaudited)	(Unaudited)
Company A(1)	Controlled by the immediate family member of the director of the Company	$22,792	$-

(1)	On September 1, 2022, the Company entered into an agreement with Company A for the research and development project.

Consulting expenses

Name of Related Party	Relationship	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
		(Unaudited)	(Unaudited)
Company A(1)	Owned by the director of the Company	$141,000	$75,000

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by the director of the Company.

Note 13 — Short-term loans

As of September 30, 2024 and June 30, 2024, the outstanding short-term loan from third parties consists of the following:

	September 30, 2024	June 30, 2024
		(Audited)
Lender A(1)	$-	$261,208
Lender B(2)	-	30,000
Total short-term loan	$-	$291,208

(1)	On December 30, 2020, the Company entered into a loan agreement with a third-party lender. The agreement allows the Company to draw up to $600,000 and is non-interest bearing. The Company’s imputed interest is immaterial. During the three months ended September 30, 2024, the Company made a full repayment to the third party with a total amount of $261,208.

(2)	On November 11, 2019, the Company entered into a loan agreement for an amount of $50,000 with a third-party lender. This loan is non-interest bearing. The Company’s imputed interest is immaterial. This loan had an original due date in February 2020 and automatically converted into a due on demand term thereafter. During the three months ended September 30, 2024, the Company made a full repayment to the third party with a total amount of $30,000.

Note 14 — Convertible promissory notes

On June 21, 2023, Old Foxx issued a convertible promissory note (the “Note 1”) to Investor A, a Hong Kong registered entity, in the amount of $2,000,000 at 7% per annum. The maturity date for the note is the earlier of the 12-month anniversary of the issuance date and the date when Old Foxx redeems the note, or the date of the initial closing of the initial public offering (“IPO”) of Old Foxx.

On November 21, 2023, Old Foxx issued a second convertible promissory note (“the Note 2”) to Investor A in the amount of $2,000,000 at 7% per annum. The maturity and other terms were the same to Note 1.

On March 15, 2024, Old Foxx and the Investor entered into an Amendment to the Convertible Note Agreement to the Note 1 and Note 2 and agreed that all accrued interest shall become due and payable in shares of common stock of Old Foxx, at a price of $30.00 per share at the time that the Old Foxx completes the Business Combination.

On March 15, 2024, Old Foxx issued a third convertible promissory note (“the Note 3”, together with Note 1 and Note 2, collectively as “Notes”) to the Investor A for the amount of $2,000,000 at 7% per annum. The maturity and other terms were the same to Note 1 and Note 2.

On May 30, 2024, Old Foxx entered into a securities purchase agreement for issuance of convertible promissory notes to Investor B in the amount of $6,000,000 (“Note 4”) and to Investor C in the amount of $3,000,000 (“Note 5”), at 7% per annum. The Note 4 and Note 5 were received in August and September 2024 prior to the Closing. The maturity date for the Note 4 and Note 5 would be due at the earlier of the 12-month anniversary of the issuance date or IPO of Old Foxx. The Note 4 and Note 5 and their accrued and unpaid interest would be automatically convertible into shares of common stock of Old Foxx, at a price of $30.00 per share at the time that Old Foxx completes the Business Combination.

Immediately prior to the Closing on September 26, 2024, the Notes of $15,000,000 and the related interests of $408,685 were automatically converted into (x) 212,050 shares of Old Foxx common stock for the Notes to the Investor, (y) 200,882 shares of Foxx common stock for Note 4, and (z) 100,690 share of Foxx common stock for Note 5, each at a price of $30.00 per share. On September 26, 2024, upon Closing of the Business Combination, all the Old Foxx common stock converted from the convertible promissory notes were cancelled in exchange for the holders’ pro rata share of the 5,000,000 Closing Payment Shares (see Note 4), resulting in a total of 1,696,668 shares of the Company’s Common Stock issued to the holders of the convertible promissory notes at the exchange ratio of approximately 3.3033 following consummation of the Business Combination, including (x) 700,473 shares of Common Stock issued to the Investor A, (y) 663,581 shares of Common Stock issued to Investor B, and (z) 332,614 shares of Common Stock issued to Investor C (see Note 4).

As of September 30, 2024 and June 30, 2024, the fair and carrying value of the Notes were $0 and $6,000,000, respectively, net of $0 unamortized premium, discount, or issuance costs; and accrued interest related to the Notes were $0 and $267,945 as of September 30, 2024 and June 30, 2024, respectively.

Note 15 — Long-term loan

In February 2023, the Company purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if the Company is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of September 30, 2024, the carrying value of the asset that has been pledged as a collateral is $84,867. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Twelve months ended September 30,	Amount
2025	$20,132
2026	22,694
2027	25,581
2028	28,835
Thereafter	13,071
Total long-term debt payment	110,313
Current portion of long-term debt	(20,132)
Long-term debt – non-current portion	$90,181

Interest expense for the three months ended September 30, 2024 and 2023 for the above loan amounted to $3,413 and $3,940, respectively.

Note 16 — Shareholders’ deficit

Common Stock

As of September 30, 2024 and June 30, 2024, the Company has 50,000,000 authorized shares of common stock, par value $0.0001 per share. As of September 30, 2024 and June 30, there are 7,270,097 and 3,303,333 shares of common stock outstanding.

Issuance of common stock upon completion of the Reverse Recapitalization

On September 26, 2024, upon the consummation of the business combination, the Company issued an aggregated total of 2,270,096 common stock to ACAC shareholders and its underwriter.

The following table presents the number of the Company’s common stock issued upon completion of the Reverse Recapitalization:

Shares of Common
Stock
ACAC’s common stock outstanding prior to Reverse Recapitalization	3,971,634
Less: redemption of ACAC’s common stock	(1,744,663)
Common stock issued to underwriter	43,125
Total common stock issued upon completion of the Reverse Recapitalization	2,270,096

Conversion of convertible promissory notes into common stock

On September 26, 2024, upon the consummation of the business combination, the Company issued an aggregated total of 1,696,668 common stock to the Old Foxx convertible notes holders (See Note 14).

Earnout Shares

As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The entitlement of 2,100,000 earnout shares to the Old Foxx shareholders were forfeited in October 2024 because the Company did not meet the earnout requirements for the fiscal year ended June 30, 2024 vesting schedule. These 2,100,000 earnout shares are not included or contributing to the value of the earnout liabilities.

As of September 30, 2024, the Company’s 2,100,000 Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the fiscal year ended June 30, 2025. The 2,100,000 Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations.

As of September 30, 2024 and September 26, 2024 (issuance date), the fair value of the earnout liabilities was $7,341,383 and $7,234,056, respectively. For the three months ended September 30, 2024, the Company recognized $107,327 of losses related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations (See Note 17 – Fair value measurement).

Warrants

In connection with the reverse recapitalization, each of 12,156,423 ACAC’s issued and outstanding warrants, which consisted of 4,312,500 public warrants, 5,240,000 private warrants and 2,603,923 working capital warrants, was converted automatically into one redeemable warrant of the Company, exercisable for one share of common stock of the Company at an exercise price of $11.50 per share. All of these warrants met the criteria for equity classification.

Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its Warrants only for a whole number of shares of common stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the initial business combination, it will use its commercially reasonable efforts to file, and within 60 business days following its initial business combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Warrants. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2024	-	-	$-	-
Granted	12,156,423	12,156,423	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2024	12,156,423	12,156,423	$11.50	4.99

The Company accounted for the 12,156,423 Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Note 17 — Fair value measurement

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2024. The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and September 26, 2024 (issuance date):

September 30, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earnout liabilities	$5,737,868	$-	$-	$5,737,868
Total	$5,737,868	$-	$-	$5,737,868

September 26, 2024 (issuance date)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earnout liabilities	$5,688,007	$-	$-	$5,688,007
Total	$5,688,007	$-	$-	$5,688,007

The earnouts based on revenue have been classified within Level 3 of the hierarchy as the fair value is derived using a Monte Carlo simulation analysis in a risk neutral framework, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include the Company’s revenue forecasts as well as the assumptions listed in tables below. The fair value measurement associated with the earnout liability is highly sensitive to changes in stock price and forecasted amounts for revenue through June 2025. Any changes to stock price and forecasted revenues through June 2025 will result in remeasurement of the earnout liability and could result in material gains or losses being recognized in the statement of operations.

The Company estimated the fair value per share of the underlying common stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the earnouts.

Prior to the Business Combination, the Company was a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected revenue volatility was based on historical volatility of industry outlook and the expected revenue volatility and stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the earnout period. The input for the based monthly revenue were based on actual revenue for the three months ended September 30, 2024.

The following table presents the observable and unobservable inputs of the earnout liability for earnout shares based on revenue targets as of September 30, 2024:

		September 30, 2024	September 26, 2024
Inputs	Input Method	Input Value	Input Value
Stimulated forecast of base monthly revenue	Unobservable	$7.4 million	$7.4 million
Industry revenue growth	Unobservable	1.7%	1.7%
Revenue volatility	Unobservable	30.5%	30.5%
Stock volatility	Unobservable	103.3%	103.2%
Stock price	Observable	$11.35	$11.20
Risk-free rate	Observable	4.18%	4.16%
Term	Observable	0.75 Years	0.76 Years

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis:

Earnout Liabilities
Balance as of June 30, 2024	$-
Issuances – September 26, 2024	5,688,007
Change in fair value	49,861
Balance as of September 30, 2024 (Unaudited)	$5,737,868

Note 18 — Concentrations of risks

(a) Major customers

For the three months ended September 30, 2024, two customers, customer A and customer B, which are the third parties of the Company, accounted for 49% and 39%, respectively, of the Company’s total revenues.

For the three months ended September 30, 2023, the Company did not generate any revenue.

(b) Major suppliers

For the three months ended September 30, 2024, one supplier, which is a third party of the Company, accounted for 98% of the Company’s total purchases.

For the three months ended September 30, 2023, one supplier, which is a third party of the Company, accounted for 100% of the Company’s total purchases.

(c) Geographic areas

For the three months ended September 30, 2024 and 2023, all of the Company’s long-lived assets are located in the United States and all of the Company’s revenues are derived solely from the United States, accordingly, no geographical information is presented.

Note 19 — Leases

The Company has elected, as an accounting policy, to not apply ASC 842 for short-term leases. Below are the short-term leases:

The Company rented a mailbox for $450 per month from November 1, 2022 to October 31, 2024. The Company determined that the accounting impact of this lease is immaterial to the Company’s consolidated financial statements for the three months ended September 30, 2023 and no operating right-of-use assets and lease liabilities were capitalized as June 30, 2024. The Company terminated this lease on August 5, 2023.

On August 1, 2023, the Company entered a twelve-month lease agreement to rent a general office and storage space for its purchased inventory for a monthly rental fee of $100. The Company determined that the accounting impact of this lease is immaterial to the Company’s consolidated financial statements for the three months ended September 30, 2024 and 2023 and no operating right-of-use assets and lease liabilities were capitalized as of September 30, 2024 and June 30, 2024.

On August 14, 2023, the Company entered a six-month lease agreement to rent an office for operating purposes with a monthly rental fee of $550. The Company determined that the accounting impact of this lease is immaterial to the Company’s consolidated financial statements for the three months ended September 30, 2023 and no operating right-of-use assets and lease liabilities were capitalized as June 30, 2024.

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

In June 2024, the Company signed a six years and 11.5 months lease agreement to rent a general office for business operation with a monthly rent of $3,500, plus varied monthly CAM. The commencement date of this lease is June 15, 2024 and the expiration date is May 31, 2031. The Company considered this lease as an operating lease and recognized right-of-use asset and lease liability. The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

On July 17, 2024, the Company signed a five-year and one-half month lease agreement to rent a general office and storage space for business operation with a monthly rent of $10,534, plus varied monthly CAM. The commencement date of this lease is August 15, 2024 and has no renewal option. The Company considered this lease as an operating lease and recognized right-of-use asset and lease liability. The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using incremental borrowing rate as the effective interest rate, with a weighted average rate of 4.06% in July 2024 and 4.34% in June 2024.

As of September 30, 2024 and June 30, 2024, the weighted-average remaining operating lease term of its existing leases is approximately 5.25 year and 5.68 year.

The following table sets forth the Company’s minimum lease payments in future periods as of September 30, 2024:

Operating lease payments
For the nine months ending June 30, 2025	$165,248
For the twelve months ending June 30, 2026	251,566
For the twelve months ending June 30, 2027	260,287
For the twelve months ending June 30, 2028	270,941
For the twelve months ending June 30, 2029	321,967
Thereafter	103,986
Total lease payments	1,373,995
Less: discount	(142,829)
Present value of operating lease liabilities	1,231,166
Operating lease liabilities, current portion	(180,451)
Operating lease liabilities, non-current portion	$1,050,715

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2024
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$51,384	$—
Lease expenses – short term	General, and administrative	4,350	3,955
Total operating lease cost		$55,734	$3,955

Note 20 — Commitments and contingencies

Contingencies

From time to time, the Company is a party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

Lease Commitment

On July 12, 2024, the Company signed a seven-year lease agreement to rent a warehouse for business operation with a monthly rent of $65,745, plus varied monthly CAM, for 50,573 square feet. The commencement date of this lease is February 1, 2025 and the termination date is January 31, 2032. On August 9, 2024, the Company expanded the existing lease to include additional 50,572 square feet from April 1, 2025 to January 31, 2032 with an additional monthly rent of $65,744.

Reference to Note 19 for detailed disclosure of other entered lease agreements.

Note 21 — Income taxes

As of September 30, 2024 and June 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for each of the three months ended September 30, 2024 and 2023 was 0%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets.

Note 22 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Tablet products	$4,755	$-
Mobile phone products	23,107,297	-
Total revenues	$23,112,052	$-

Disaggregated information of revenues by business line is as follows:

	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Wholesale revenues	$23,089,651	$-
E-Commerce revenues	22,401	-
Total revenues	$23,112,052	$-

Note 23 — Basic and diluted earnings per share

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

The following table presents the computation of basic and diluted earnings per share attributable to common stockholders, for the periods presented:

	For the Three Months Ended September 30,
	2024	2023
Net loss – basic and diluted EPS	$(2,266,789)	$(546,831)

Basic and diluted weighted average shares outstanding*	3,477,696	3,303,333

Basic and diluted loss per share	$(0.65)	$(0.17)

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Earnout Shares*	2,100,000	-
Warrants **	12,156,423	-
Common stock underlying from the convertible notes **	-	224,504
Total	14,256,423	224,504

*	As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The Earnout Shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested.

**	The Company’s outstanding warrants and common stock that is potentially convertible from the convertible notes were excluded from the computation of diluted EPS because it has anti-dilutive effect as the company had a net loss during the periods presented.

Note 24 — Subsequent events

The Company evaluated all events and transactions that occurred after September 30, 2024 up through the date the Company issued these unaudited condensed consolidated financial statements.

On October 3, 2024, the Company’s shareholders (ACAC’s public shareholders) excised 10,500 warrants in the amount of $120,750 or $11.50 per share.

In October 2024, the Company paid approximately $20.5 million to the ACAC redeeming shareholders as a result on their share redemptions in connection with the Business Combination.

On November 5, 2024, the Company granted 707,860 restricted shares to its employees, consultants, and independent directors under its employee incentive plan. These shares have a 4-year vesting schedule, of which, 25% will be vested after year 1 with the remaining 75% will be vested quarterly from year 2 to year 4.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on October 24, 2024. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

Foxx Development Holdings Inc. ( “we,” “our”, “us”, or the “Company”) was incorporated on November 13, 2023 under the name “Acri Capital Merger Sub I Inc.” On September 26, 2024 (the “Closing”), Acri Capital Acquisition Corporation, a Delaware corporation and our parent company at the time, (“ACAC”) consummated a previously announced business combination pursuant to the terms of the business combination agreement, dated February 18, 2024 (as amended on May 31, 2024, collectively, the “Business Combination Agreement”), by and among us, ACAC, Acri Capital Merger Sub II Inc., a Delaware corporation and our wholly-owned subsidiary at the time (“Merger Sub”), and Foxx Development Inc., a Texas corporation incorporated on May 17, 2017 (“Old Foxx”), pursuant to which (i) ACAC merged with and into us (the “Reincorporation Merger”), with us surviving the Reincorporation Merger, and (ii) Old Foxx merged with and into Merger Sub, with Merger Sub surviving as our wholly-owned Delaware subsidiary (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and the transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”.

Upon Closing, we were renamed as “Foxx Development Holdings Inc.”, and the Merger Sub was renamed as “Foxx Development Inc.” (the “Subsidiary”).

The ACAC securities previously traded on the Nasdaq Capital Market (“Nasdaq”) were delisted and ceased trading following the Closing. On September 27, 2024, one business day after the Closing, our Common Stock and Warrant became listed on the Nasdaq under trading symbols “FOXX” and “FOXXW,” respectively.

Together with our Subsidiary, we are a technology innovation firm specializing in the communications sector. Since our establishment in 2017, we have expanded our presence to include various locations throughout the United States, such as San Francisco, CA, Dallas, TX, Atlanta, GA, Los Angeles, CA, Miami, FL, and New York, NY. This expansion enables us to provide sales, retail, distribution, and after-sales support services while simultaneously driving innovation through active research and development efforts aimed at pioneering new customization standards and services.

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

We manage inventory and meet market demand through our build-to-order business model. After customers place purchase orders in bulks with us, we place purchase orders with suppliers to manufacture the products that meet customers’ products specifications and budget requirements. Prior to 2023, we have relied on limited suppliers for the manufacturing of mobile phone and tablet products and on limited customers for the distribution of these products. We selectively concentrated our resources on our tablet and mobile phone products because such products held the strongest market potential and revenue generation capability at the time when remote work and online classes became more prevalent.

Beginning in 2023, we adjusted our business strategy to avoid reliance on limited suppliers and customers and to diversify suppliers and customers to mitigate the concentration and reliance risk. We have added new product models across each product line to target a broader range of customers. As of the date hereof, we have reached out to a total of eight wholesale customers to expand our operations in the market and expects to secure purchase orders from these new customers. At the same time, to meet the various product demands of current and prospective customers, we have connected with suppliers who can provide manufacturing support when we secure purchase orders from our customers. In addition, we plan to further expand our product offerings and to launch an IoT platform to manage all end-products sold, and began setting up a service team for our business to business (B2B) model in the artificial IoT department. Through the efforts of expanding product offerings and reaching to broader customer base, we will be able to move away from relying on limited customers and suppliers. As we dedicated our resources to expansion, we experienced a significant decrease in the sales of tablet and mobile phone products during the year ended June 30, 2024 as compared to the same period in 2023: (i) new customers began orders in much smaller quantities as compared to our previous customer in order to build up a trustworthy relationship; (ii) similarly and relevantly, we placed order with new suppliers in much smaller quantities to build up relationship and ensure the quality of the products; and (iii) new product models on both tablet and mobile phones order by new customers required approximately 6-9 months from development to mass production.

In addition, on February 8, 2024, the U.S. Federal Communication Commission stopped accepting new enrollment in the Affordable Connectivity Program (ACP) and announced that the ACP will stop accepting new applications and enrollments on February 7, 2024, and will stop funding for enrolled customers starting on April 30, 2024. Temporarily impacted by such a change in ACP, most of our new customers are cutting down their sales teams in anticipation of the reduced customer base, which affects the demand for our products across all channels during the year ended June 30, 2024; and on the other hand, our competitors have stockpiled their products during the year ended June 30, 2024, due to severely declining sales and they have started lower their sale price on their products which affected the demand of our products. However, we may continue to target end-users who are eligible for the Lifeline Program, which is administered by the Universal Service Administrative Company (USAC) and receives funding from the Universal Service Fund, a government program that receives annual contributions from telecommunications companies or their customers. At the same time, because we have initiated our strategic shifts to diversify our product offerings, we expect to target customers who are interested in other mobile devices, tablets, and IoT products. In addition, we began launching our products through TikTok Shop in March 2024 and we expect to grow our sales through this E-Commerce channel.

For the three months ended September 30, 2024, our sales went back to our historical level, as we have added two new customers during the period.

The Business Combination

Incorporated as a Delaware corporation under the name “Acri Capital Merger Sub I Inc.” on November 13, 2023, we entered into the Business Combination Agreement on February 18, 2024, as amended on May 31, 2024, by and among us, ACAC, Merger Sub, and Old Foxx.

Upon the Closing of the Business Combination on September 26, 2024, ACAC merged with and into us, with us surviving the Reincorporation Merger, and (ii) Old Foxx merged with and into Merger Sub, with Merger Sub surviving as our wholly-owned Delaware subsidiary after the Acquisition Merger.

Merger Consideration

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

●	At the Reincorporation Merger Effective Time on September 25, 2024, (i) each share of ACAC Class A or Class B common stock issued and outstanding (other than ACAC Redeeming Shares) was converted automatically into one (1) share of our common stock, par value $0.0001 per share (the “Common Stock”), and (ii) each issued and outstanding ACAC warrant was converted automatically into one (1) redeemable our warrant, exercisable for one (1) share of our Common Stock at an exercise price of $11.50 per share (the “Warrant”).

●	At the Closing on September 26, 2024, by virtue of the Acquisition Merger and the Business Combination Agreement, and without any action on the part of any party to the Business Combination Agreement or affiliate or security thereof, the issued and outstanding shares of common stock of Old Foxx (“Old Foxx Common Stock”) held by exiting holders of Old Foxx common stock (the “Old Foxx Stockholders”) immediately prior to the Closing (including shares of Old Foxx Common Stock issuable upon conversion of the principal and accrued interest of promissory notes of Old Foxx issued in the Transaction Financing, as defined below) were cancelled and automatically converted into (i) the right to receive, without interest, the applicable portion of 5,000,000 shares of our Common Stock (the “Closing Payment Stock”, 500,000 of which are subject to the Escrow Arrangement noted below), and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined below), if, as and when payable in accordance with the earnout provisions of the Business Combination Agreement.

Upon Closing, we were renamed as “Foxx Development Holdings Inc.”, and the Merger Sub was renamed as “Foxx Development Inc.” (i.e. the Subsidiary).

Pursuant to the Business Combination Agreement, 500,000 shares of the Closing Payment Stock in aggregate were deposited (the “Escrow Arrangement”) to a segregated escrow account and would be released to the Old Foxx Stockholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program (ACP) managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

Additionally, the Old Foxx Stockholders would be entitled to receive “Earnout Shares”, which refer to 4,200,000 shares of our Common Stock, subject to the vesting schedule (the “Vesting Schedule”) as follows:

●	(i) in connection with the financial performance for the fiscal year ending June 30, 2024:

(A) 700,000 Earnout Shares would be issued to Foxx Stockholders on a pro rata basis if and only if our audited consolidated financial statements for the fiscal year ending June 30, 2024 (“2024 Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by us after Closing, would reflect our revenue for the fiscal year ending June 30, 2024 (the “2024 Revenue”) to be no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

(B) 1,400,000 Earnout Shares would be issued to Foxx Stockholders on a pro rata basis if and only if the Registrant 2024 Revenue reflected in the 2024 Audited Financial Statements would be no less than $84,000,000 (including $84,000,000) and less than $100,000,000 (excluding $100,000,000);

(C) 2,100,000 Earnout Shares would be issued to Foxx Stockholders on a pro rata basis if and only if the 2024 Revenue reflected in the 2024 Audited Financial Statements would be no less than $100,000,000 (including $100,000,000);

provided, however, that the Earnout Shares would be issued and delivered pursuant to one paragraph from (i)(A)-(i)(C) above only once; and

●	(ii) In connection with the financial performance for the fiscal year ending June 30, 2025:

(A) 700,000 Earnout Shares would be issued to Old Foxx Shareholders on a pro rata basis if and only if our audited consolidated financial statements for the fiscal year ending June 30, 2025 (“2025 Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by us after Closing, would reflect revenue of the Registrant for the fiscal year ending June 30, 2025 (the “2025 Revenue”) to be no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

(B) 1,400,000 Earnout Shares would be issued to Old Foxx Stockholders on a pro rata basis if and only if the 2025 Revenue reflected in the 2025 Audited Financial Statements would be no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

(C) 2,100,000 Earnout Shares will be issued to Old Foxx Stockholders on a pro rata basis if and only if the 2025 Revenue reflected in the 2025 Audited Financial Statements would be no less than $115,000,000 (including $115,000,000);

provided, however, that the Earnout Shares would be issued and delivered pursuant to one paragraph from (ii)(A) to (ii)(C) above only once.

On October 24, 2024, upon the filing of the 2024 Audited Financial Statements as part of the Annual Report of the Company on Form 10-K filed with the SEC (the “2024 10-K”), any Earnout Shares that the Old Foxx shareholders would be entitled to receive under the Vesting Schedule were automatically forfeited, as the Company did not meet any of the vesting conditions for the fiscal year ended June 30, 2024 within the Vesting Schedule.

In addition to the foregoing, pursuant to that certain amendment to the Underwriting Agreement, by and between EF Hutton LLC and ACAC, dated February 20, 2024, 43,125 shares of our Common Stock were issued to EF Hutton LLC at the Closing.

Public Listing

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

Accounting Treatment

While the legal acquirer in the Business Combination was ACAC, for financial accounting and reporting purposes under U.S. GAAP, Old Foxx was the accounting acquirer, and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by ACAC for the stock of Old Foxx) does not result in a new basis of accounting, and the unaudited condensed consolidated financial statements of the combined company represent the continuation of the unaudited condensed consolidated financial statements of Old Foxx in many respects. Accordingly, the assets, liabilities and results of operations of Old Foxx became the historical financial statements of the combined company, and ACAC’s assets, liabilities, and results of operations were consolidated with Old Foxx beginning from the Closing on September 26, 2024. Operations prior to the Business Combination are presented as those of Old Foxx. The net assets of ACAC are recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded upon execution of the Business Combination.

Transaction Financing

In consideration of market conditions, pursuant to the Business Combination Agreement, the parties agreed to use commercially best efforts to secure financing to pay transaction expense and working capital of Foxx, including without limitation, a PIPE financing, private financing, redemption waiver, convertible debt, forward purchase agreement, backstop, or equity line of credit (collectively, the “Transaction Financing”).

On June 21, 2023, Old Foxx entered into a securities purchase agreement (the “Convertible Note Agreement 1”) with New Bay Capital Limited, a Hong Kong registered company (“New Bay”), and issued a promissory note (“Note 1”) to New Bay in the principal amount of $2 million with an interest rate of 7% per annum, convertible into shares of Old Foxx common stock at $30.00 per share upon the listing of Old Foxx common stock through an initial public offering. On December 21, 2023, Old Foxx issued into another securities purchase agreement (the “Convertible Note Agreement 2”) with New Bay with the same terms and conditions as the Convertible Note Agreement, and issued another promissory note (“Note 2”) to New Bay in the principal amount of $2 million.

In connection with the Business Combination Agreement and all the transaction contemplated therein (the “Business Combination”), in the spring of 2024, Old Foxx and ACAC reached out to New Bay to seek its interest in participating in further financing in connection with the Business Combination.

After negotiations with New Bay, On March 15, 2024, Old Foxx and New Bay agreed to an amendment to amend both Convertible Note Agreement 1 and Convertible Note Agreement 2, and to amend Note 1 and Note 2, by removing the lock-up provisions as provided therein and allowing the unpaid principal and accrued interest on Note 1 and Note 2 to convert to Old Foxx common stock immediately prior to the closing of the Business Combination. New Bay also subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively, the “New Bay Notes”).

On March 15, 2024, Old Foxx and New Bay amended the terms of the Note 1 and Note 2 accordingly and New Bay subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively “New Bay Notes”).

On February 20, 2024, New Bay introduced Old Foxx to BR Technologies PTE, Ltd. (“BR Technologies”), a Singapore-based company. On May 30, 2024, Old Foxx, BR Technologies and Grazyna Plawinski Limited, a Singapore-based company (“Grazyna”), entered into a securities purchase agreement for issuance of promissory notes in the amount of up to $9.0 million with an interest rate of 7% per annum under the same terms and conditions as provided in the New Bay Notes. A promissory note was issued by Old Foxx to BR (the “Note 4”) in the principal amount of $6 million and promissory notes issued by Old Foxx to Grazyna (the “Note 5”) in the total principal amount of $3 million on September 12, 2024.

Immediately prior to the Closing, all the accrued and unpaid principal and interests on the New Bay Notes, Note 4, and Note 5 were converted into: (x) 212,050 shares of Old Foxx common stock for the New Bay Notes, (y) 200,882 shares of Old Foxx common stock for Note 4, and (z) 100,690 share of Old Foxx common stock for Note 5, at a price of $30.00 per share. At the Closing, all of the converted shares of Old Foxx common stock were cancelled in exchange for the holders’ pro rata share of the Closing Payment Shares using the exchange ratio of 3.3033, resulting in (x) 700,473 shares of our Common Stock issued to New Bay, (y) 663,581 shares of our Common Stock issued to BR Technologies, and (z) 332,614 shares of our Common Stock issued to Grazyna.

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

Results of Operations

Comparison for the three months ended September 30, 2024 and 2023

	For the Three Months September 30,
	2024	2023	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$23,112,052	$-	$23,112,052	100.0%
Cost of goods sold	22,713,876	-	22,713,876	100.0%
Gross profit	398,176	-	398,176	100.0%
Operating expenses
Selling expense	1,215,042	208,276	1,006,766	483.4%
General, and administrative expense	961,247	303,334	657,913	216.9%
Research and development – related party	22,792	-	22,792	100.0%
Research and development	7,028	-	7,028	100.0%
Loss from operations	(1,807,933)	(511,610)	(1,296,323)	253.4%
Other expense, net	(458,856)	(35,221)	(423,635)	1,202.8%
Provision for income tax	-	-	-	0.0%
Net loss	$(2,266,789)	$(546,831)	$(1,719,958)	314.5%

Revenues

Our revenue primarily derived from sales of electronic products. The total revenues increased by approximately $23.1 million, or 100.0%, to approximately $23.1 million for the three months ended September 30, 2024 as compared to $0 for the three months ended September 30, 2023. The increase of the total revenue was mainly attributable to the sales from two new wholesale customers who aggregately accounted for 88% of our sales.

Our revenues from our revenue categories are summarized as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Tablet products	$4,755	$-
Mobile phone products	23,107,297	-
Total revenues	$23,112,052	$-

Tablet product sales were insignificant in our operations for the three months ended September 30, 2024. Revenue from the sales of tablets increased by approximately $5,000, or 100.0%, to approximately $5,000 for the three months ended September 30, 2024 from $0 for the same period in 2023. Revenue from sales of phones increased by approximately $23.1 million, or 100.0%, to approximately $23.1 million for the three months ended September 30, 2024 from $0 for the same period in 2023 as we rolled out some new phone products beginning in January 2024 and the sales from two new wholesale customers who aggregately accounted for 88% of our sales.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold increased by approximately $22.7 million, or 100.0%, to approximately $22.7 million for the three months ended September 30, 2024 as compared to $0 for the three months ended September 30, 2023. The increase in cost of goods sold is a direct result of an increase in our revenue, consistent with the acquisition of our two new wholesale customers as discussed above for the three months ended September 30, 2024 as compared to the same period in 2023.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Tablet products	$4,670	$-
Mobile phone products	22,709,206	-
Total cost of goods sold	$22,713,876	$-

Our cost of goods sold for tables increased by approximately $5,000, or 100.0%, to approximately $5,000 for the three months ended September 30, 2024 from $0 for the same period in 2023. Cost of goods sold for mobile phone products increased by approximately $22.7 million, or 100.0%, to approximately $22.7 million for the three months ended September 30, 2024 from $0 for the same period in 2023, which is consistent with the direct result of an increase in our revenue.

Gross Profit

Our gross profit increased by approximately $0.4 million, or 100.0%, to approximately $0.4 million for the three months ended September 30, 2024, from $0 for the three months ended September 30, 2023.

Our gross profit from their major revenue categories is summarized as follows:

	For the Three Months Ended September 30,
	2024	2023	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross profit	$85	$-	$85	100.0%
Gross profit percentage	1.8%	0.0%	1.8%

Mobile phone products
Gross profit	$398,091	$-	$398,091	100.0%
Gross profit percentage	1.7%	0.0%	1.7%

Total
Gross profit	$398,176	$-	$398,176	100.0%
Gross profit percentage	1.7%	0.0%	1.7%

For the three months ended September 30, 2024, our overall gross profit percentage was 1.7%. We did not generate any revenues and gross profit for the three months ended September 30, 2023.

Operating Expenses

Total operating expenses increased by approximately $1.7 million, or 331.2%, to approximately $2.2 million for the three months ended September 30, 2024 from approximately $0.5 million for the three months ended September 30, 2023.

Our operating expenses are summarized as follows:

	For the Three Months ended September 30,
	2024	2023	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$1,215,042	$208,276	$1,006,766	483.4%
General and administrative expense	961,247	303,334	657,913	216.9%
Research and development – related party	22,792	-	22,792	100.0%
Research and development	7,028	-	7,028	100.0%
Total operating expense	$2,206,109	$511,610	$1,694,499	331.2%

The increase in operating expense was mainly attributed to the following:

Selling Expenses

Selling expenses increased, approximately $1.0 million, or 483.4%, to approximately $1.2 million for the three months ended September 30, 2024, from approximately $0.2 million for the three months ended September 30, 2023. The increased selling expenses was mainly attributable to approximately $0.6 million increase in commission, payroll and payroll related expense as we recruited and hired more salespersons to our team during the three months ended September 30, 2024, approximately $0.2 million increase in consulting fees, as the Company engaged additional sales consultant to enhance our sales efforts, approximately $0.1 million increase in warranty expenses due to the increase in sales, and approximately $0.1 million increase in sampling, testing and certification expenses, which all directly related with boosting the brand awareness, adding new product models, and to attract more business opportunities in the electronic devices market during the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses increased approximately $0.7 million, or 216.9%, to approximately $1.0 million for the three months ended September 30, 2024 from approximately $0.3 million for the three months ended September 30, 2023. The increased general and administrative expense were mainly attributable to the approximately $0.2 million increase in non-capitalized initial public offering related expense on audit and accounting fees, approximately $0.3 million increase in salary and wages as we made more new hires during the three months ended September 30, 2024, and approximately $0.2 million increase in other general and administrative miscellaneous expenses, such as rent expense, travel expense, and office expense due to increased expenses in the increased of our operations. We anticipate a continued rise in our SG&A as we persist in executing our business expansion plan and integrating IoT-enabled devices alongside our cloud platform to streamline operations in 2024 and 2025.

Research and Development — related party

Research and development (“R&D”) expenses from a related party increased by approximately $23,000, or 100.0%, where the increase was primarily due to an R&D project began in 2024. During the three months ended September 30, 2024, a related party completed additional 10% of the remaining 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $23,000 accordingly based on the progression of the R&D project. We expect our R&D expenses will continue to go up as we will need to development our IoT and MVNO capabilities products and to finish our development of the 5G products in 2024 and 2025.

Research and Development

R&D expenses increased by approximately $7,000, or 100.0%, from $0 for the three months ended September 30, 2023 to $7,000 for the same period in 2024. The increase is due to an AI hardware development service provided by a third party during the three months ended September 30, 2024.

Other expense, net

Our other expense, net is summarized as follows:

	For the Three Months ended September 30,
	2024	2023	Change	Change (%)
	(Unaudited)	(Unaudited)
Other expense
Interest expense	$(408,995)	$(39,336)	$(369,659)	939.7%
Other income, net	-	4,115	(4,115)	(100.0)%
Change in fair value of earnout liabilities	(49,861)	-	(49,861)	100.0%
Total other expense, net	$(458,856)	$(35,221)	$(423,635)	1,202.8%

Total other expense, net increased by approximately $0.4 million, or 1,202.8%, to approximately $0.5 million for the three months ended September 30, 2024, from approximately $35,000 for the three months ended September 30, 2023. The increase was primarily due to interest expenses incurred related to three convertible promissory notes issued in November 2023, March 2024 and September 2024, the interest expenses incurred related to the financing offered by one of our vendors based upon the timing of our payment to their accounts payable, and the change in fair value of earnout liabilities in connection with the Business Combination.

Provision for income taxes

The provision for income taxes are $0 for each of the three months ended September 30, 2024 and 2023 as we had made full allowance of our deferred tax assets on net operating losses.

Net Loss

Net loss increased by approximately $1.7 million, or 314.5%, to approximately $2.2 million of net loss for the three months ended September 30, 2024, from approximately $0.5 million net loss for the three months ended September 30, 2023. Such change was mainly due to the reasons discussed above.

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

As of September 30, 2024, we had cash and cash equivalents of approximately $9.2 million, while we had working capital deficit of approximately $0.4 million and accumulated deficit of approximately $13.3 million. During the three months ended September 30, 2024, we had net loss of approximately $2.2 million and net operating cash outflow of approximately $0.2 million.

If we are unable to generate sufficient funds to finance the working capital requirements within the normal operating cycle of a twelve-month period from the date of the unaudited condensed consolidated financial statements are issued, we may have to consider supplementing our available sources of funds through the following sources:

●	Other available sources of financing from banks, other financial institutions or private lenders;

●	Financial support and credit guarantee commitments from our related parties; and

●	Equity financing.

Our management has determined that the factors discussed above have raised substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

The following summarizes the key components of cash flows for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(243,459)	$(1,387,649)
Net cash used in investing activities	(35,000)	(4,144)
Net cash provided by (used in) financing activities	28,283,012	(205,824)
Net change in cash and cash equivalents	$28,004,553	$(1,597,617)

Operating activities

Net cash used in operating activities was approximately $0.2 million for the three months ended September 30, 2024 and was primarily attributable to (i) approximately $2.2 million net loss, (ii) approximately $12.1 million increased in accounts receivable due to the increase of credit sales during the period, (iii) approximately $2.8 million increased in inventories because we stored more inventories to meet the demand of our anticipated sales orders, (iv) approximately $0.6 million increased in security deposit because we rented more office space, (v) approximately $0.5 million decreased in contract liabilities aligned with the increase of inventory, and (vi) approximately $0.2 million increased in prepaid expenses and other current assets due to our prepaid rent payment in connection with our warehouse lease to be commenced in February 2025. The cash outflow was offset by (vii) non-cash expenses of approximately $0.3 million, which includes depreciation, accrued interest expenses incurred from the convertible notes, change in fair value of earnouts and amortization of operating right-of-use assets, (viii) approximately $17.9 million increased in accounts payable due to purchase of more inventories with vendors to meet customer demand, and (ix) approximately $0.2 million increased in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees.

 Net cash used in operating activities was approximately $1.4 million for the three months ended September 30, 2023 and was primarily attributable to (i) approximately $0.5 million net loss, (ii) approximately $1.0 million increased in contract assets due to engagement with new vendors which required purchase deposits to secure relevant transactions, and (iii) approximately $0.5 million increased in inventories due to change in our business strategy where we rented warehouse in the U.S. to store our inventories. The cash outflow was offset by (iv) non-cash expenses of approximately $45,000, which includes depreciation and accrued interest expenses incurred from our convertible notes, and (v) approximately $0.6 million increased in contract liabilities due to a higher number of sales orders that had not yet been fulfilled but with advance payments made by customers to us to reserve products.

Investing activities

Net cash used in investing activities was approximately $35,000 for the three months ended September 30, 2024, attributable to the purchase of an automobile for our business uses.

Net cash used in investing activities was approximately $4,000 for the three months ended September 30, 2023, attributable to purchase of a computer and furniture.

Financing activities

Net cash provided by financing activities was approximately $28.3 million for the three months ended September 30, 2024, mainly attributable to approximately $19.7 million proceeds from the reverse recapitalization and $9.0 million proceeds from issuance of convertible promissory notes, offset by the repayment of short-term loans of approximately $0.3 million and approximately $0.1 million in payments of deferred transaction costs.

Net cash used in financing activities was approximately $0.2 million for the three months ended September 30, 2023, primarily attributable to approximately $0.1 million in payments of deferred transaction costs and approximately $0.1 million in the repayment of related party loans.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

Critical Accounting Estimate

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are critical to the preparation of the unaudited condensed consolidated financial statements. Certain accounting estimates are particularly sensitive because of their significance to the unaudited condensed consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe that the critical accounting estimates, assumptions, and judgments that have the most significant impact on our unaudited condensed consolidated financial statements are described below.

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

Earnout Liabilities

At the closing of the Business Combination, pursuant to the Business Combination Agreement, the shareholders of Old Foxx were entitled to receive up to a total of 4,200,000 contingent earnout shares (“Earnout Shares”) in the form of our common stock. The Earnout Shares will be issued upon certain vesting schedules based on our financial performance for the fiscal year ended June 30, 2024 and 2025. The Earnout Shares are classified as a liability at the closing of the Business Combination on September 26, 2024 and measured at fair value at each reporting period, with changes in fair value included in the consolidated statements of operations.

When determining the fair value measurements for earnout liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the earnout liabilities arising from the Business Combination.

The Company developed a Monte Carlo Model that values the earnout subject revenue milestones. The Monte Carlo Model technique applied generates many possible (but random) price paths for the underlying(s) via simulation, and then calculates the associated payment value of the security features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and constant volatility. The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of security is derived from path dependent scenarios and outcomes.

The model simulates the underlying economic factors, including the projected revenue that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, revenue, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. This led to a cash flow simulation over the life of the instrument. A discounted cash flow was completed to determine the value for the earnout liabilities.

Prior to the Business Combination, we were a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected revenue volatility was based on historical volatility of industry outlook and the expected revenue volatility and stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the earnout period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s former management abandoned all operations for several years, and only recently did the Company appoint new management to make filings with the Commission on behalf of the Company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1a. Risk Factors

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2024 10-K. The risks and uncertainties that we face are not limited to those set forth in the 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There have been no material changes to the Company’s risk factors since the filing of the 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of principal executive officer
32.2*	Section 1350 Certification of principal financial and accounting officer
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foxx Development Holdings Inc.

Date: November 19, 2024	By:	/s/ Greg Foley
Greg Foley
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chairwoman and Chief Financial Officer
(Principal Financial and Accounting Officer)