Form 10-Q
period 2024-12-31
Foxx Development Holdings Inc.
filed 2025-02-14
CIK 2013807

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of February 13, 2025, there were 7,280,597 shares of common stock issued and outstanding.

FOXX DEVELOPMENT HOLDINGS INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2024	2024
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$3,943,043	$587,448
Accounts receivable, net of allowance for credit loss of $63,000 and $0 as of December 31, 2024 and June 30, 2024, respectively	7,643,068	251,894
Inventories	15,765,492	1,768,072
Contract assets	1,603,267	1,682,289
Prepaid expenses and other current assets	1,019,250	44,116
Amount due from related party	-	140
Total Current Assets	29,974,120	4,333,959

PROPERTY AND EQUIPMENT, NET	187,367	142,619

NON-CURRENT ASSETS
Operating right-of-use assets	1,170,527	405,758
Deferred transaction costs	-	462,177
Security deposits	603,716	29,909
Total Non-current Assets	1,774,243	897,844

Total Assets	$31,935,730	$5,374,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$24,102,035	$1,396,860
Other payables and accrued liabilities	2,140,450	468,225
Other payable - related party	368,948	51,168
Contract liabilities	784,157	649,450
Short-term loans	-	291,208
Current maturity of long-term loan	20,744	19,539
Operating lease liabilities - current	201,598	72,531
Convertible promissory notes	-	6,000,000
Earnout liabilities	1,032,285	-
Total Current Liabilities	28,650,217	8,948,981

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	997,666	332,435
Long-term loan - non-current	84,759	95,442
Total Non-current Liabilities	1,082,425	427,877

Total Liabilities	29,732,642	9,376,858

COMMITMENTS AND CONTINGENCIES (See Note 20)

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 50,000,000 and 6,606,664 shares authorized as of December 31, 2024 and June 30, 2024, respectively; 7,280,597 and 3,303,333 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	728	330 *
Additional paid-in capital	14,071,931	7,024,162
Accumulated deficit	(11,869,571)	(11,026,928)
Total Shareholders’ Equity (Deficit)	2,203,088	(4,002,436)

Total Liabilities and Shareholders’ Equity (Deficit)	$31,935,730	$5,374,422

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, NET	$17,480,231	$832,827	$40,592,283	$832,827
COST OF GOODS SOLD	15,289,565	733,244	38,003,441	733,244
GROSS PROFIT	2,190,666	99,583	2,588,842	99,583

OPERATING EXPENSES:
Selling expenses	1,575,744	136,307	2,790,786	344,583
General and administrative expenses	1,937,731	546,457	2,898,978	849,791
Research and development - related party	45,584	-	68,376	-
Research and development	671,753	-	678,781	-
Stock-based compensation expenses	200,954	-	200,954	-
Total Operating Expenses	4,431,766	682,764	6,637,875	1,194,374

LOSS FROM OPERATIONS	(2,241,100)	(583,181)	(4,049,033)	(1,094,791)

OTHER INCOME (EXPENSE)
Interest expense	(1,042,198)	(52,869)	(1,451,193)	(92,205)
Other income (expense), net	1,861	(4,560)	1,861	(445)
Change in fair value of earnout liabilities	4,705,583	-	4,655,722	-
Total Other Income (Expense), net	3,665,246	(57,429)	3,206,390	(92,650)

INCOME (LOSS) BEFORE INCOME TAXES	1,424,146	(640,610)	(842,643)	(1,187,441)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,424,146	$(640,610)	$(842,643)	$(1,187,441)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES*
Basic	7,280,366	3,303,333	5,389,365	3,303,333
Diluted	7,280,366	3,303,333	5,389,365	3,303,333

INCOME (LOSS) PER SHARE
Basic	$0.20	$(0.19)	$(0.16)	$(0.36)
Diluted	$0.20	$(0.19)	$(0.16)	$(0.36)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Six Months Ended December 31, 2024
			Additional
	Common stock		paid-in	Accumulated
	Shares*	Amount	capital	deficit	Total
BALANCE, June 30, 2024	3,303,333	$330	$7,024,162	$(11,026,928)	$(4,002,436)
Conversion of convertible promissory notes into common stock upon completion of reverse recapitalization	1,696,668	170	15,408,515	-	15,408,685
Issuance of common stock upon completion of reverse recapitalization	2,270,096	227	(2,100,865)	-	(2,100,638)
Earnout liabilities	-	-	(5,688,007)	-	(5,688,007)
Transaction costs	-	-	(893,577)	-	(893,577)
Net loss	-	-	-	(2,266,789)	(2,266,789)
BALANCE, September 30, 2024 (Unaudited)	7,270,097	727	13,750,228	(13,293,717)	457,238
Issuance of common stock through exercise of warrants	10,500	1	120,749		120,750
Stock-based compensation expenses	-	-	200,954		200,954
Net income	-	-	-	1,424,146	1,424,146
BALANCE, December 31, 2024 (Unaudited)	7,280,597	$728	$14,071,931	$(11,869,571)	$2,203,088

	For the Six Months Ended December 31, 2023
			Additional
	Common stock		paid-in	Accumulated
	Shares*	Amount	capital	deficit	Total
BALANCE, June 30, 2023	3,303,333	$330	$7,024,162	$(7,596,286)	$(571,794)
Net loss	-	-	-	(546,831)	(546,831)
BALANCE, September 30, 2023 (Unaudited)	3,303,333	330	7,024,162	(8,143,117)	(1,118,625)
Net loss	-	-	-	(640,610)	(640,610)
BALANCE, December 31, 2023 (Unaudited)	3,303,333	$330	$7,024,162	$(8,783,727)	$(1,759,235)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(842,643)	$(1,187,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,587	19,683
Interest expense from convertible promissory notes	140,740	-
Amortization of operating right of use assets	107,224	10,355
Provision for credit losses	63,000	-
Stock-based compensation expenses	200,954	-
Change in fair value of earnout liabilities	(4,655,722)	-
Change in operating assets and liabilities:
Accounts receivable	(7,454,174)	(175,000)
Inventories	(13,997,419)	(130,364)
Contract assets	79,023	(1,736,859)
Prepaid expenses and other current assets	(892,774)	(1,709)
Amount due from a related party	140	-
Security deposits	(573,807)	(28,030)
Accounts payable	22,705,175	-
Contract liabilities	134,707	(27)
Taxes payable	(253,932)	-
Other payables and accrued liabilities	873,182	152,890
Other payable - related party	(54,799)	(25,000)
Operating lease liabilities	(77,694)	(9,453)
Net cash used in operating activities	(4,475,232)	(3,110,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,336)	(6,016)
Net cash used in investing activities	(68,336)	(6,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans - related party	-	(91,235)
Repayments to short-term loans	(291,208)	-
Principal payments of long-term loan	(9,477)	(7,041)
Proceeds from convertible promissory note	9,000,000	2,000,000
Proceeds from reverse recapitalization, net of payments of transaction costs	19,710,288	-
Proceeds from issuance of common stock through exercise of warrants	120,750	-
Payment of redemption payable	(20,499,790)	-
Payments of deferred transaction costs	(131,400)	(153,600)
Net cash provided by financing activities	7,899,163	1,748,124

NET CHANGE IN CASH	3,355,595	(1,368,847)

CASH AND RESTRICTED CASH, beginning of the period	587,448	1,824,849

CASH AND RESTRICTED CASH, end of the period	$3,943,043	$456,002

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$50	$-
Cash paid for interest	$730,795	$6,649

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right-of-use assets and lease liabilities	$750,338	$132,382
Modification of operating right-of-use assets and lease liabilities	$121,655	$-
Conversion of convertible promissory notes into common stock	$15,408,685	$-
Reverse recapitalization transaction costs net against additional-paid in capital	$893,577	$-
Deferred transaction costs included in other payables and accrued liabilities	$300,000	$-
Initial recognition of earnout liabilities	$5,688,007	$-

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

Following the consummation of the Business Combination (the “Closing”) on September 26, 2024, the Company was renamed as “Foxx Development Holdings Inc.” and became a publicly traded company. The Merger Sub was renamed as “Foxx Development Inc.” and became the Delaware subsidiary of Purchaser.

On August 29, 2023, Foxx Technology Pte Ltd, a Singapore private company (“Foxx Technology”), was incorporated in Singapore, with Old Foxx holding 51% of the equity interests in Foxx Technology. Foxx Technology operates in the field of the manufacture of wireless communications equipment, and the wholesale of handphones, handphone peripheral equipment and other telecommunications equipment. Since the Company owns the majority controlling financial interest in Foxx Technology, according to ASC 810-10-15-10, all majority-owned subsidiaries shall be consolidated. Foxx Technology is required to be consolidated under ASC 810. As of June 30, 2024, no significant operations nor capital contributions were made to Foxx Technology. As a result, the Company’s consolidated financial statements did not reflect any operating activities from Foxx Technology. The Company has 51% voting interest of Foxx Technology. On July 30, 2024, Foxx submitted the application to dissolve Foxx Technology to the Accounting and Corporate Regulatory Authority (ACRA) of Singapore. On November 4, 2024, ACRA granted Foxx Technology’s application and struck it off from the company register of Singapore.

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company is primarily engaged in the sales of electronic products and debt financing in the form of convertible notes, loans from bank, third parties, related parties, and cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net cash used in operating activities of approximately $4.5 million for the six months ended December 31, 2024, (2) net loss of approximately $0.8 million for the six months ended December 31, 2024, and (3) accumulated deficit of approximately $11.9 million as of December 31, 2024.

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

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts on credit losses. Allowance for credit losses for accounts receivables is established based on various factors including historical payments and current economic trends. The Company reviews its allowance for credit loss by assessing individual accounts receivable over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Accounts receivable are written-off on a case by case basis after exhaustive efforts at collection are made, net of any amounts that may be collected. As of December 31, 2024 and June 30, 2024, $63,000 and $0, respectively, allowance for credit losses of accounts receivable was recorded and the Company had net accounts receivable of $7,643,068 and $251,894, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using the “First in, First out” method. Inventories mainly include electronic products and accessories which are purchased from the Company’s suppliers as merchandized goods and freight-in. On an annual basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, based upon forecasts for future demand and market conditions. When inventories are written down to net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of December 31, 2024 and June 30, 2024, the Company had inventories of $15,765,492 and $1,768,072, respectively. During the three and six months ended December 31, 2024 and 2023, no inventory write-down was recorded.

Contract assets

Contract assets consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2024 and June 30, 2024, no allowance for credit losses on contract assets was recorded.

Deferred transaction costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred transaction costs consist of underwriting, legal, accounting, and other professional expenses incurred through the balance sheet date that are directly related to the Business Combination and that will be charged to shareholders’ equity (deficit) upon the completion of the Business Combination. The Company completed the Business Combination on September 26, 2024. As of September 26, 2024, and the Company had deferred transaction costs of $893,577 and charged against shareholders’ deficit. As of December 31, 2024 and June 30, 2024, the Company had deferred transaction costs of $0 and $462,177, respectively.

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

The Company’s main business is selling electronic products to 1) wholesale customers and 2) individual E-commerce customers, and the Company’s revenue also came from 3) the App service commission by providing installation of App services to the Company’s mobile devices.

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

Warranty

The Company generally provides 30 days warranties or 1-year warranties for its product sold to its wholesale customer if an additional 2-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 2-3% of products on top of each customer’s order, these additional 2-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and e-commerce customers, the Company records estimated future warranty costs under ASC 460. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of December 31, 2024 and June 30, 2024, the Company accrued warranty reserves of $296,567 and $48,361, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

E-Commerce Customers

The Company recognizes a contract with a customer when the contract is committed in writing and signed electronically on an E-Commerce platform, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in Topic 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts on shipping destination at its individual customer shipping address, which is the Company’s obligation to deliver the product to the end user/individual customer, depends on the specified contract. The Company’s E-Commerce customers pay the order in full balance prior to shipment to the E-Commerce Platform and the E-Commerce Platform withheld the payment for 30 days before remitting payments to the Company. The Company offered one month of free exchange or return. As a result, the Company recognized its revenues from the E-Commerce customers, in the third-party E-commerce platform, net of estimated sales returns, discount, and rebate, as a consideration reducing the transaction price. Historically, sales returns were insignificant to the Company’s operations. For the three and six months ended December 31, 2024 and 2023, the Company did not recognize any estimated sales returns. There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

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

App Service Commission Revenue

The Company provides installation of app service to its App developers (the “Partners”) on the Company’s mobile devices and procure the distribution of these devices to end users (the “App Service”). The Company recognizes the App Service commission revenue on a net basis at a point in time when the revenue is generated from the App that is developed by the Partners and installed on the Company’s mobile devices (the “App”), that is when clicks and/or impressions occur at a point in time when the end users of the mobile devices use the App and its Partners are obligated to pay the Company of the App revenue share (service commission) as revenue. The Company’s Partners are primarily responsible to develop and maintain the App, is the primary obligor to users of the of the App and determines and controls the revenue shares (service commission) to pay the Company. No refund or return policy is provided to the Partners.

Practical expedient

The Company applies the practical expedient in ASC 606 to expense costs as incurred for costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs of obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year which need to be recognized as assets for the three and six months ended December 31, 2024 and 2023.

Lease

The Company accounts for leases in accordance with ASC 842. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of December 31, 2024 and June 30, 2024, the Company does not have finance leases.

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

The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets on an annual basis. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease right-of-use assets in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended December 31, 2024 and 2023, the Company did not recognize impairment loss against its right-of-use assets.

For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liability. For the lease that with lease term of one year or shorter, the Company has elected to not recognize right-of-use asset and lease liability.

Stock-based compensation

The measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and restricted stock, is based on estimated fair value of the awards on the date of grant, of which stock options uses the Black-Scholes option pricing model, inclusive of assumptions for risk-free interest rates, expected dividends, expected terms, expected volatility, and the fair value of the underlying stock, and restricted stock is based on the market value of the Company’s common stock. The value of awards that are ultimately expected to vest is recognized as expense on a straight-line basis over the vesting service periods in the consolidated statements of operations. Forfeitures are accounted for as they occur.

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

Upon completion of the Business Combination, all of ACAC’s outstanding public and private warrants (See Note 16) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the three and six months ended December 31, 2024.

Basic and diluted earnings (loss) per share

Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period.

Diluted net income (loss) per share attributable to common stockholders adjusts basic earnings (loss) per share for the potentially dilutive impact of non-participating shares of common stock. Dilutive equivalent shares are excluded from the computation of diluted income (loss) per share if their effects would be anti-dilutive. Common stock issuable upon the conversion of the stock options, the RSUs (defined in Note 16) and warrants are using the treasury stock method. Common stock issuable in connection with the Company’s convertible promissory notes are using the if-converted method.

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

Note 5 — Accounts receivable, net

As of December 31, 2024 and June 30, 2024, accounts receivable consist of the following:

	December 31, 2024	June 30, 2024
		(Audited)
Accounts receivable	$7,706,068	$251,894
Less: allowance for credit losses	(63,000)	—
Accounts receivable, net	$7,643,068	$251,894

For the three months ended December 31, 2024 and 2023, the Company recognized $63,000 and $0 on provision for allowance on credit losses, respectively. For the six months ended December 31, 2024 and 2023, the Company recognized $63,000 and $0 on provision for allowance on credit losses, respectively.

Movement of allowance for credit losses consisted of the following as of the date indicated:

	December 31,	June 30,
	2024	2024
		(Audited)
Beginning balance	$-	$-
Addition	63,000	-
Ending balance	$63,000	$-

Note 6 — Inventories

As of December 31, 2024 and June 30, 2024, inventories consist of the following:

	December 31, 2024	June 30, 2024
		(Audited)
Finished goods	$15,765,492	$1,768,072
Total inventories	$15,765,492	$1,768,072

Note 7 — Contract assets

The following table presents the Company’s contract assets balances and changes therein:

	Three Months Ended December 31		Six Months Ended December 31
	2024	2023	2024	2023
Balance as of the beginning of the period	$1,713,430	$1,024,684	$1,682,289	$-
Add: net increase in current period contract asset	436,284	1,100,381	1,603,267	1,736,859
Less: inventory recognized from beginning contract asset	(546,447)	(388,206)	(1,682,289)	-
Total contract assets as the end of the period	$1,603,267	$1,736,859	$1,603,267	$1,736,859

Note 8 — Prepaid expenses and other current assets

As of December 31, 2024 and June 30, 2024, prepaid expenses and other current assets consist of the following:

	December 31, 2024	June 30, 2024
		(Audited)
Other receivables	$1,244	$10,881
Prepaid rent	177,004	-
Prepaid research and development fees	230,336	-
Prepaid insurance	467,733	-
Other prepaid expenses	142,933	33,235
Total prepaid expenses and other current assets	$1,019,250	$44,116

Note 9 — Property and equipment, net

As of December 31, 2024 and June 30, 2024, property and equipment, net consist of the following:

	December 31, 2024	June 30, 2024
		(Audited)
Computer and office equipment	$12,580	$9,942
Equipment	30,697	-
Furniture and fixtures	3,432	3,432
Vehicles	226,091	191,091
Subtotal	272,800	204,465
Less: accumulated depreciation	(85,433)	(61,846)
Total property and equipment, net	$187,367	$142,619

Depreciation expense for the three months ended December 31, 2024 and 2023 amounted to $12,306 and $9,915, respectively. Depreciation expense for the six months ended December 31, 2024 and 2023 amounted to $23,587 and $19,683, respectively.

Note 10 — Other payables and accrued liabilities

As of December 31, 2024 and June 30, 2024, other payables and accrued liabilities consist of the following:

	December 31, 2024	June 30, 2024
		(Audited)
Payroll and payable tax payable	$3,420	$50,554
Interest payable	585,557	267,945
Professional fee payable	168,896	59,473
Accrued warranty expenses	296,567	48,361
Research and development fee payable	451,619	-
Excise tax payable*	556,620	-
Others	77,771	41,892
Total other payables and accrued liabilities	$2,140,450	$468,225

*	These balances were carried from ACAC as a result on 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 under the Inflation Reduction Act of 2022.

Note 11 — Contract liabilities

Contract liabilities consist of customer deposits, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	Three Months Ended December 31		Six Months Ended December 31
	2024	2023	2024	2023
Balance, beginning of the period	$143,600	$601,027	$649,450	$27
Add: net increase in current period contract liabilities	784,157	-	784,157	-
Less: revenue recognized from beginning contract liabilities	(143,600)	(601,027)	(649,450)	(27)
Total contract liabilities	$784,157	$-	$784,157	$-

Note 12 — Related party balances and transactions

Related party balances

Amount due from related party

Name of Related Party	Relationship	Nature	December 31, 2024	June 30, 2024
				(Audited)
Company A	Owned by an immediate family member of the Company’s 10% or more shareholder	Paid on behalf fees	$-	$140

Other payable — related party

Other payable — related party consists of the following:

Name of Related Party	Relationship	Nature	December 31, 2024	June 30, 2024
				(Audited)
Company A(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	Research and development fees	$119,544	$51,168
Company B	More than 10% Shareholder of the Company	Unconverted working capital loan balance in ACAC	249,404	-
Total			$368,948	$51,168

(1)	On September 1, 2022, the Company entered into an agreement with Company A for the research and development project.

Related party transactions

Research and development expenses

Name of Related Party	Relationship	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
		(Unaudited)	(Unaudited)
Company A(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	$45,584	$-

Name of Related Party	Relationship	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
		(Unaudited)	(Unaudited)
Company A(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	$68,376	$-

(1)	On September 1, 2022, the Company entered into an agreement with Company A for the research and development project.

Consulting expenses

Name of Related Party	Relationship	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
		(Unaudited)	(Unaudited)
Company A(1)	Owned by an immediate family member of the Company’s 10% or more shareholder	$141,000	$75,000

Name of Related Party	Relationship	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
		(Unaudited)	(Unaudited)
Company A(1)	Owned by an immediate family member of the Company’s 10% or more shareholder	$282,000	$150,000

(1)

On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by an immediate family member of the Company’s more than 10% shareholder.

Note 13 — Short-term loans

As of December 31, 2024 and June 30, 2024, the outstanding short-term loan from third parties consists of the following:

	December 31, 2024	June 30, 2024
		(Audited)
Lender A(1)	$-	$261,208
Lender B(2)	-	30,000
Total short-term loan	$-	$291,208

(1)	On December 30, 2020, the Company entered into a loan agreement with a third-party lender. The agreement allows the Company to draw up to $600,000 and is non-interest bearing. The Company’s imputed interest is immaterial. During the six months ended December 31, 2024, the Company made a full repayment to the third party with a total amount of $261,208.

(2)	On November 11, 2019, the Company entered into a loan agreement for an amount of $50,000 with a third-party lender. This loan is non-interest bearing. The Company’s imputed interest is immaterial. This loan had an original due date in February 2020 and automatically converted into a due on demand term thereafter. During the six months ended December 31, 2024, the Company made a full repayment to the third party with a total amount of $30,000.

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

As of December 31, 2024 and June 30, 2024, the fair and carrying value of the Notes were $0 and $6,000,000, respectively, net of $0 unamortized premium, discount, or issuance costs; and accrued interest related to the Notes were $0 and $267,945 as of December 31, 2024 and June 30, 2024, respectively.

Note 15 — Long-term loan

In February 2023, the Company purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if the Company is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of December 31, 2024, the carrying value of the asset that has been pledged as a collateral is $78,502. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Twelve months ended December 31,	Amount
2025	$20,744
2026	23,383
2027	26,358
2028	29,711
Thereafter	5,307
Total long-term debt payment	105,503
Current portion of long-term debt	(20,744)
Long-term debt – non-current portion	$84,759

Interest expense for the three months ended December 31, 2024 and 2023 for the above loan amounted to $3,271 and $3,814, respectively. Interest expense for the six months ended December 31, 2024 and 2023 for the above loan amounted to $6,684 and $7,754, respectively.

Note 16 — Shareholders’ deficit

Common Stock

As of December 31, 2024 and June 30, 2024, the Company has 50,000,000 authorized shares of common stock, par value $0.0001 per share. As of December 31, 2024 and June 30, 2024, there are 7,280,597 and 3,303,333 shares of common stock outstanding.

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

Equity incentive plan

On September 24, 2024, pursuant to the Equity Incentive Plan (the “EIP”), 1,454,019 shares of common stock, par value $0.0001 per share, of the Company were set aside and reserved for issuance of certain stock option award and certain restricted shares to certain of the Company’s employees and consultants.

On November 5, 2024, the Company granted 707,860 restricted stock units (“RSUs”) to its employees, consultants, and independent directors under its EIP. These shares have a 4-year vesting schedule, of which, 25% will be vested after year 1 with the 1/16th of these shares will vest each quarter thereafter on the same day of the month as the grant date. The vesting of each RSU is subject to the employee’s continued employment and the consultant’s continued engagement through applicable vesting dates. The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date market value of the Company’s common stock. Compensation expense is recognized on a straight-line basis over the vesting service period of four years. Stock-based compensation expenses amounted to $200,954 for the three and six months ended December 31, 2024.

The following table summarizes the activity for all restricted stock units granted:

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at July 1, 2024	-	$-	$-	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Unvested at September 30, 2024	-	-	-	-
Granted	707,860	7.30	5,167,378	4.00
Vested	-	-	-
Forfeited	-	-	-
Unvested at December 31, 2024	707,860	$7.30	$5,167,348	3.85

As of December 31, 2024, there was $4,966,424 total unrecognized compensation cost related to unvested RSUs granted under the employee incentive plan. The total cost is expected to be recognized over a remaining period of 3.85 years.

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

As of December 31, 2024, the Company’s 2,100,000 Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the fiscal year ended June 30, 2025. The 2,100,000 Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations.

As of December 31, 2024 and September 26, 2024 (issuance date), the fair value of the earnout liabilities was $1,032,285 and $5,688,007, respectively. For the three and six months ended December 31, 2024, the Company recognized $4,705,583 and $4,655,722 of gains related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations, respectively. (See Note 17 – Fair value measurement).

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

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

On October 3, 2024, the Company’s shareholders (ACAC’s public shareholders) exercised 10,500 warrants in the amount of $120,750 or $11.50 per share.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2024	-	-	$-	-
Granted	12,156,423	12,156,423	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	(10,500)	(10,500)	$11.50	-
December 31, 2024	12,145,923	12,145,923	$11.50	4.74

The Company accounted for the 12,145,923 Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Note 17 — Fair value measurement

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2024. The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and September 26, 2024 (issuance date):

December 31, 2024	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earnout liabilities	$1,032,285	$-	$-	$1,032,285
Total	$1,032,285	$-	$-	$1,032,285

September 26, 2024 (issuance date)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earnout liabilities	$5,688,007	$-	$-	$5,688,007
Total	$5,688,007	$-	$-	$5,688,007

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

Prior to the Business Combination, the Company was a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected revenue volatility was based on historical volatility of industry outlook and the expected revenue volatility and stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the earnout period. The input for the based monthly revenue were based on actual revenue for the six months ended December 31, 2024.

The following table presents the observable and unobservable inputs of the earnout liability for earnout shares based on revenue targets as of December 31, 2024:

		December 31, 2024	September 26, 2024
Inputs	Input Method	Input Value	Input Value
Simulated forecast of base monthly revenue	Unobservable	$6.6 million	$7.4 million
Industry revenue growth	Unobservable	1.7%	1.7%
Revenue volatility	Unobservable	53.9%	30.5%
Stock volatility	Unobservable	104.7%	103.2%
Stock price	Observable	$5.71	$11.20
Risk-free rate	Observable	4.24%	4.16%
Term	Observable	0.50 Years	0.76 Years

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis:

Earnout Liabilities
Balance as of June 30, 2024	$-
Issuances – September 26, 2024	5,688,007
Change in fair value	(4,655,722)
Balance as of December 31, 2024 (Unaudited)	$1,032,285

Note 18 — Concentrations of risks

(a) Major customers

For the three months ended December 31, 2024, three customers, customer C, customer A and customer D, which are the third parties of the Company, accounted for 54%, 30% and 10%, respectively, of the Company’s total revenues.

For the three months ended December 31, 2023, two customers, customer A and customer B, which are the third parties of the Company, accounted for 79% and 21% of the Company’s total revenues.

For the six months ended December 31, 2024, three customers, customer A, customer B and customer C, which are the third parties of the Company, accounted for 35%, 28% and 23%, respectively, of the Company’s total revenues.

For the six months ended December 31, 2023, two customers, customer A and customer B, which are the third parties of the Company, accounted for 79% and 21% of the Company’s total revenues.

(b) Major suppliers

For the three months ended December 31, 2024, one supplier, supplier A, which is a third party of the Company, accounted for 90% of the Company’s total purchases.

For the three months ended December 31, 2023, one supplier, supplier A, which is a third party of the Company, accounted for 100% of the Company’s total purchases.

For the six months ended December 31, 2024, one supplier, supplier A, which is a third party of the Company, accounted for 94% of the Company’s total purchases.

For the six months ended December 31, 2023, one supplier, supplier A, which is a third party of the Company, accounted for 100% of the Company’s total purchases.

(c) Geographic areas

For the three and six months ended December 31, 2024 and 2023, all of the Company’s long-lived assets are located in the United States and all of the Company’s revenues are derived solely from the United States, accordingly, no geographical information is presented.

Note 19 — Leases

Short-term leases

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

On September 18, 2023, the Company entered a month-to-month rental agreement to rent a dorm for the employee with a monthly rent of $3,000.

Long-term leases

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

On July 12, 2024, the Company signed and further amended a ten-year lease agreement to rent a 101,145 square feet warehouse for business operation, which will be commenced on July 1, 2025. On December 20, 2024, the Company further expanded the existing lease to include additional 102,099 square feet with a commencement date of January 1, 2026 (See Note 20 for details).

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using incremental borrowing rate as the effective interest rate, with a weighted average rate of 4.06%.

As of December 31, 2024 and June 30, 2024, the weighted-average remaining operating lease term of its existing leases is approximately 5.00 year and 5.68 year.

The following table sets forth the Company’s minimum long-term lease   payments in future periods as of December 31, 2024, which represents the operating lease liabilities on the accompanying balance sheet:

Operating lease payments
For the six months ending June 30, 2025	$121,043
For the twelve months ending June 30, 2026	251,566
For the twelve months ending June 30, 2027	260,287
For the twelve months ending June 30, 2028	270,941
For the twelve months ending June 30, 2029	321,967
Thereafter	103,986
Total lease payments	1,329,790
Less: discount	(130,526)
Present value of operating lease liabilities	1,199,264
Operating lease liabilities, current portion	(201,598)
Operating lease liabilities, non-current portion	$997,666

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$65,988	$11,863
Lease expenses – short term	General, and administrative	3,550	15,609
Total operating lease cost		$69,538	$27,472

Operating lease cost	Classification	For the Six Months Ended December 31, 2024	For the Six Months Ended December 31, 2023
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$117,372	$11,863
Lease expenses – short term	General, and administrative	7,900	19,564
Total operating lease cost		$125,272	$31,427

For the six months ended December 31, 2024 and 2023, $77,694 and $9,453 of cash were used for operating lease liabilities, respectively.

Note 20 — Commitments and contingencies

Contingencies

From time to time, the Company is a party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

On November 22, 2024, a plaintiff filed Semensato v. Foxx Development Holdings Inc., et al., No. 2024-1200 (Del. Ch. Ct.), a class action lawsuit in Delaware Chancery Court against the Company and certain “Individual Defendants” (“Joy” Yi Hua, Haitao Cui, “Jeff” Feng Jiang, “Eva” Yiqing Miao and Edmund R. Miller). The lawsuit seeks declaratory relief under provisions of the Delaware General Corporation Law relating to a waiver of the corporate opportunity doctrine that is contained in the Company’s Amended and Restated Certificate of Incorporation. The plaintiff seeks a declaration that the waiver provision is invalid, an injunction against the Company and the Individual Defendants to prevent them from attempting to enforce the waiver, attorneys’ fees, and the costs and disbursements of this action. The Company denies the claims and intends to vigorously defend the action but cannot estimate the outcome of this lawsuit.

Lease Commitment

On July 12, 2024, the Company signed a seven-year lease agreement to rent a warehouse for business operation with a monthly rent of $65,745, plus varied monthly CAM, for 50,573 square feet. The commencement date of this lease is February 1, 2025 and the termination date is January 31, 2032. On August 9, 2024, the Company expanded the existing lease to include additional 50,572 square feet from April 1, 2025 to January 31, 2032 with an additional monthly rent of $65,744. These two first-month rents were included in prepaid expenses and other current assets. On December 20, 2024, the Company revised the commencement date to July 1, 2025 and termination date to December 31, 2035, and further expanded the existing lease to include additional 102,099 square feet from January 1, 2026 to December 31, 2035 with an additional monthly rent of $132,729. These leases were not included in the operating right-of-use assets balance as of December 31, 2024.

Reference to Note 19 for detailed disclosure of other entered lease agreements.

Note 21 — Income taxes

As of December 31, 2024 and June 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for each of the three months ended December 31, 2024 and 2023 was 0%. The effective tax rate for each of the six months ended December 31, 2024 and 2023 was 0%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets.

Note 22 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tablet products	$168,360	$551,267	$173,115	$551,267
Mobile phone products	14,845,446	281,560	37,722,545	281,560
Wearable products	1,780,637	-	1,780,637	-
Subtotal product revenues	16,794,443	832,827	39,676,297	832,827
App service commission revenue, net	685,788	-	915,986	-
Total revenues, net	$17,480,231	$832,827	$40,592,283	$832,827

Disaggregated information of revenues by business line is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Wholesale revenues	$16,610,016	$832,827	$39,469,469	$832,827
E-Commerce revenues	184,427	-	206,828	-
Subtotal product revenues	16,794,443	832,827	39,676,297	832,827
App service commission revenue, net	685,788	-	915,986	-
Total revenues, net	$17,480,231	$832,827	$40,592,283	$832,827

Note 23 — Basic and diluted earnings (loss) per share

Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders adjusts basic earnings (loss) per share for the potentially dilutive impact of non-participating shares of common stock that are subject to the convertible note, and other securities outstanding. Certain securities may be anti-dilutive and would be excluded from the calculation of diluted earnings per share and disclosed separately. Because of the nature of the calculation, particular securities may be dilutive in some periods and anti-dilutive in other periods.

The following table presents the computation of basic and diluted earnings (loss) per share attributable to common stockholders, for the periods presented:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023

Net income (loss) – basic and diluted EPS	$1,424,146	$(640,610)	$(842,643)	$(1,187,441)

Basic and diluted weighted average shares outstanding*	7,280,366	3,303,333	5,389,365	3,303,333

Basic and diluted income (loss) per share	$0.20	$(0.19)	$(0.16)	$(0.36)

*	There were no shares that have a dilutive effect for the three and six months ended December 31, 2024 and 2023.

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net income (loss) per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Earnout Shares*	2,100,000	-	2,100,000	-
Warrants **	12,145,923	-	12,145,923	-
RSUs**	707,860	-	707,860	-
Common stock underlying from the convertible notes **	-	450,250	-	450,250
Total	14,953,783	450,250	14,953,783	450,250

*	As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The Earnout Shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested.

**	The Company’s outstanding warrants, RSUs, and common stock that is potentially convertible from the convertible notes were excluded from the computation of diluted EPS because it has anti-dilutive effect.

Note 24 — Subsequent events

The Company evaluated all events and transactions that occurred after December 31, 2024 up through the date the Company issued these unaudited condensed consolidated financial statements.

On January 22, 2025, the Company granted 19,149 RSUs to one of its independent directors pursuant to the EIP. These shares have a 4-year vesting schedule, of which, 25% will be vested after year 1 with the 1/16th of these shares will vest each quarter thereafter on the same day of the month as the grant date. The vesting of each RSU is subject to the director’s continued employment through applicable vesting date.

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

Overview

Foxx Development Holdings Inc. (“we,” “our”, “us”, or the “Company”) was incorporated on November 13, 2023 under the name “Acri Capital Merger Sub I Inc.” On September 26, 2024 (the “Closing”), Acri Capital Acquisition Corporation, a Delaware corporation and our parent company at the time, (“ACAC”) consummated a previously announced business combination pursuant to the terms of the business combination agreement, dated February 18, 2024 (as amended on May 31, 2024, collectively, the “Business Combination Agreement”), by and among us, ACAC, Acri Capital Merger Sub II Inc., a Delaware corporation and our wholly-owned subsidiary at the time (“Merger Sub”), and Foxx Development Inc., a Texas corporation incorporated on May 17, 2017 (“Old Foxx”), pursuant to which (i) ACAC merged with and into us (the “Reincorporation Merger”), with us surviving the Reincorporation Merger, and (ii) Old Foxx merged with and into Merger Sub, with Merger Sub surviving as our wholly-owned Delaware subsidiary (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and the transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”.

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

For the three months ended December 31, 2024, our sales went back to our historical level, as we have added three new customers during the period.

For the six months ended December 31, 2024, our sales went back to our historical level, as we have added three new customers during the period.

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

Results of Operations

Comparison for the three months ended December 31, 2024 and 2023

	For the Three Months Ended December 31,
	2024	2023	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$17,480,231	$832,827	$16,647,404	1,998.9%
Cost of goods sold	15,289,565	733,244	14,556,321	1,985.2%
Gross profit	2,190,666	99,583	2,091,083	2,099.8%
Operating expenses
Selling expense	1,575,744	136,307	1,439,437	1,056.0%
General, and administrative expense	1,937,731	546,457	1,391,274	254.6%
Research and development – related party	45,584	-	45,584	100.0%
Research and development	671,753	-	671,753	100.0%
Stock-based compensation expenses	200,954	-	200,954	100%
Loss from operations	(2,241,100)	(583,181)	(1,657,919)	284.3%
Other income (expense), net	3,665,246	(57,429)	3,722,675	(6,482.2)%
Provision for income tax	-	-	-	0.0%
Net income (loss)	$1,424,146	$(640,610)	$2,064,756	(322.3)%

Revenues

Our revenue primarily derived from sales of electronic products. The total revenues increased by approximately $16.6 million, or 1,998.9%, to approximately $17.5 million for the three months ended December 31, 2024 as compared to $0.8 million for the three months ended December 31, 2023. The increase of the total revenue was mainly attributable to the sales from three new wholesale customers who aggregately accounted for 94% of our sales and to launching a new line of products, which is the wearable electronic products.

Our revenues from our revenue categories are summarized as follows:

	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Tablet products	$168,360	$551,267
Mobile phone products	14,845,446	281,560
Wearable products	1,780,637	-
Subtotal product revenues	16,794,443	832,827
App service commission revenue, net	685,788	-
Total revenues, net	$17,480,231	$832,827

Tablet product sales were insignificant in our operations for the three months ended December 31, 2024. Revenue from the sales of tablets decreased by approximately $0.4 million, or 69.5%, to approximately $0.2 million for the three months ended December 31, 2024 from $0.6 million for the same period in 2023. Revenue from sales of phones, which accounts for 85% of total revenue, increased by approximately $14.5 million, or 5,172.6%, to approximately $14.8 million for the three months ended December 31, 2024 from $0.3 million for the same period in 2023 as we rolled out some new phone products beginning in January 2024 and the sales from two new wholesale customers who aggregately accounted for 84% of our sales. Revenue from sales of wearable products, which was new for the three months ended December 31, 2024, increased by approximately $1.8 million, or 100.0%, to approximately $1.8 million for the three months ended December 31, 2024 from $0 for the same period in 2023 as we rolled out some new wearable products beginning in October 2024 and the sales from one new wholesale customers who aggregately accounted for 10% of our sales. Revenue from App service commission increased by approximately $0.7 million, or 100.0%, to approximately $0.7 million for the three months ended December 31, 2024 from $0 for the same period in 2023 as we started to generate income by providing installation of App service to our partners on our mobile devices and procure the distribution of these devices to the end users beginning in July 2024.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold increased by approximately $14.6 million, or 1,985.2%, to approximately $15.3 million for the three months ended December 31, 2024 as compared to $0.7 million for the three months ended December 31, 2023. The increase in cost of goods sold is a direct result of an increase in our revenue, consistent with the acquisition of our two new wholesale customers and new product line as discussed above for the three months ended December 31, 2024 as compared to the same period in 2023.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Tablet products	$132,899	$482,608
Mobile phone products	13,623,422	250,636
Wearable products	1,533,244	-
Total cost of goods sold	$15,289,565	$733,244

Our cost of goods sold for tables decreased by approximately $0.4 million, or 72.5%, to approximately $0.1 million for the three months ended December 31, 2024 from $0.5 million for the same period in 2023. Cost of goods sold for mobile phone products increased by approximately $13.4 million, or 5,335.5%, to approximately $13.6 million for the three months ended December 31, 2024 from $0.3 million for the same period in 2023, which is consistent with the direct result of an increase in our revenue. Cost of goods sold for wearable products increased by approximately $1.5 million, or 100.0%, to approximately $1.5 million for the three months ended December 31, 2024 from $0 for the same period in 2023.

Gross Profit

Our gross profit increased by approximately $2.1 million, or 2,099.8%, to approximately $2.2 million for the three months ended December 31, 2024, from $0.1 million for the three months ended December 31, 2023.

Our gross profit from their major revenue categories is summarized as follows:

	For the Three Months Ended December 31,
	2024	2023	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross profit	$35,461	$68,659	$(33,198)	(48.4)%
Gross profit percentage	21.1%	12.5%	8.6%

Mobile phone products
Gross profit	$1,222,024	$30,924	$1,191,100	3,851.7%
Gross profit percentage	8.2%	11.0%	(2.8)%

Wearable products
Gross profit	$247,393	$-	$247,393	100.0%
Gross profit percentage	13.9%	0.0%	12.9%

App service commission revenue
Gross profit	$685,788	$-	$685,788	100.0%
Gross profit percentage	100.0%	0.0%	100.0%

Total
Gross profit	$2,190,666	$99,583	$2,091,083	2,099.8%
Gross profit percentage	12.5%	12.0%	0.6%

For the three months ended December 31, 2024 and 2023, our overall gross profit percentage was 12.5% and 12.0%, respectively. The increase in gross profit percentage of 0.6% was primarily due to the all the increases in gross profit percentage for tablet, wearable products and App service commission revenue.

Gross profit percentage of tablets improved from 12.5% to 21.1% from the three months ended December 31, 2023 to the same period in 2024. This was primarily due to our change of business strategy as discussed above, which lead to the increase in the unit selling price of electronic products, and the decrease in the unit purchase price of the purchasing goods.

Gross profit percentage for mobile phones decreased from 11.0% to 8.2% for the three months ended December 31, 2023, to the same period in 2024. This decline was primarily due to the increasing sales of new model of mobile phones with lower gross profit percentage during the three months ended December 31, 2024.

For the three months ended December 31, 2024, our gross profit percentage of wearable products was 13.9%. We did not have this kind of products for the three months ended December 31, 2023.

For the three months ended December 31, 2024, our gross profit percentage of App service commission was 100.0% because this revenue was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions occur at a point in time when the end users of the mobile devices use the App and we received the App revenue share (service commission) from our partners without cost of goods. We did not have this kind of service for the three months ended December 31, 2023.

Operating Expenses

Total operating expenses increased by approximately $3.7 million, or 549.1%, to approximately $4.4 million for the three months ended December 31, 2024 from approximately $0.7 million for the three months ended December 31, 2023.

Our operating expenses are summarized as follows:

	For the Three Months ended December 31,
	2024	2023	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$1,575,744	$136,307	$1,439,437	1,056.0%
General and administrative expense	1,937,731	546,457	1,391,274	254.6%
Research and development – related party	45,584	-	45,584	100.0%
Research and development	671,753	-	671,753	100.0%
Stock-based compensation expenses	200,954	-	200,954	100.0%
Total operating expense	$4,431,766	$682,764	$3,749,002	549.1%

The increase in operating expense was mainly attributed to the following:

Selling Expenses

Selling expenses increased, approximately $1.4 million, or 1,056.0%, to approximately $1.6 million for the three months ended December 31, 2024, from approximately $0.2 million for the three months ended December 31, 2023. The increased selling expenses was mainly attributable to approximately $0.6 million increase in commission, payroll and payroll related expense as we recruited and hired more salespersons to our team during the three months ended December 31, 2024, approximately $0.3 million increase in consulting fees, as the Company engaged additional sales consultant to enhance our sales efforts, approximately $0.2 million increase in warranty expenses due to the increase in sales, and approximately $0.2 million increase in sampling, testing and certification expenses, and advertising and marketing, which all directly related with boosting the brand awareness, adding new product models, and to attract more business opportunities in the electronic devices market during the three months ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses increased approximately $1.4 million, or 254.6%, to approximately $1.9 million for the three months ended December 31, 2024 from approximately $0.5 million for the three months ended December 31, 2023. The increased general and administrative expense were mainly attributable to the approximately $0.7 million increase in professional expense on audit, legal and accounting fees as we became a public company, approximately $0.3 million increase in salary and wages as we made more new hires during the three months ended December 31, 2024, and approximately $0.4 million increase in other general and administrative miscellaneous expenses, such as insurance, rent expense, travel expense, and office expense due to increased expenses in the increased of our operations. We anticipate a continued rise in our G&A as we persist in executing our business expansion plan and integrating IoT-enabled devices alongside our cloud platform to streamline operations in 2025.

Research and Development — related party

Research and development (“R&D”) expenses from a related party increased by approximately $46,000, or 100.0%, where the increase was primarily due to an R&D project began in 2024. During the three months ended December 31, 2024, a related party completed additional 20% of the remaining 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $46,000 accordingly based on the progression of the R&D project. We expect our R&D expenses will continue to go up as we will need to development our IoT and MVNO capabilities products and to finish our development of the 5G products in 2025.

Research and Development

R&D expenses increased by approximately $0.7 million, or 100.0%, from $0 for the three months ended December 31, 2023 to $0.7 million for the same period in 2024. The increase is due to hiring more employees and engaging third parties to provide development services for new products during the three months ended December 31, 2024.

Stock-based compensation expenses

Stock-based compensation expenses increased by approximately $0.2 million, or 100.0%, from $0 for the three months ended December 31, 2023 to $0.2 million for the same period in 2024. The increase is due to restricted stock units granted to our employees, consultants and independent directors under employee incentive plan during the three months ended December 31, 2024.

Other income (expense), net

Our other income (expense), net is summarized as follows:

	For the Three Months ended December 31,
	2024	2023	Change	Change (%)
	(Unaudited)	(Unaudited)
Other income (expense)
Interest expense	$(1,042,198)	$(52,869)	$(989,329)	1,871.3%
Other income (expense), net	1,861	(4,560)	6,421	(140.8)%
Change in fair value of earnout liabilities	4,705,583	-	4,705,583	100.0%
Total other income (expense), net	$3,665,246	$(57,429)	$3,722,675	(6,482.2)%

Total other income (expense), net increased by approximately $3.7 million, or 6,482.2%, to approximately $3.7 million other income for the three months ended December 31, 2024, from approximately $57,000 other expense for the three months ended December 31, 2023. The increase was primarily due to the change in fair value of earnout liabilities in connection with the Business Combination and offset by the interest expenses incurred related to the financing offered by one of our vendors based upon the timing of our payment to their accounts payable.

Provision for income taxes

The provision for income taxes is $0 for each of the three months ended December 31, 2024 and 2023 as we had made full allowance of our deferred tax assets on net operating losses.

Net Income (Loss)

Net income (loss) decreased by approximately $2.0 million, or 322.3%, to approximately $1.4 million of net income for the three months ended December 31, 2024, from approximately $0.6 million of net loss for the three months ended December 31, 2023. Such change was mainly due to the reasons discussed above.

Comparison for the six months ended December 31, 2024 and 2023

	For the Six Months Ended December 31,
	2024	2023	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$40,592,283	$832,827	$39,759,456	4,774.0%
Cost of goods sold	38,003,441	733,244	37,270,197	5,082.9%
Gross profit	2,588,842	99,583	2,489,259	2,499.7%
Operating expenses
Selling expense	2,790,786	344,583	2,466,203	709.9%
General, and administrative expense	2,898,978	849,791	2,049,187	241.1%
Research and development – related party	68,376	-	68,376	100.0%
Research and development	678,781	-	678,781	100.0%
Stock-based compensation expenses	200,954	-	200,954	100.0%
Loss from operations	(4,049,033)	(1,094,791)	(2,954,242)	269.8%
Other income (expense), net	3,206,390	(92,650)	3,299,040	(3,560.8)%
Provision for income tax	-	-	-	0.0%
Net loss	$(842,643)	$(1,187,441)	$344,798	(29.0)%

Revenues

Our revenue primarily derived from sales of electronic products. The total revenues increased by approximately $39.8 million, or 4,774.0%, to approximately $40.6 million for the six months ended December 31, 2024 as compared to $0.8 million for the six months ended December 31, 2023. The increase of the total revenue was mainly attributable to the sales from three new wholesale customers who aggregately accounted for 86% of our sales.

Our revenues from our revenue categories are summarized as follows:

	For the Six Months Ended
	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Tablet products	$173,115	$551,267
Mobile phone products	37,722,545	281,560
Wearable products	1,780,637	-
Subtotal product revenues	39,676,297	832,827
App service commission revenue, net	915,986	-
Total revenues, net	$40,592,283	$832,827

Tablet product sales were insignificant in our operations for the six months ended December 31, 2024. Revenue from the sales of tablets decreased by approximately $0.4 million, or 68.6%, to approximately $0.2 million for the six months ended December 31, 2024 from $0.6 million for the same period in 2023. Revenue from sales of mobile phones increased by approximately $37.4 million, or 13,297.7%, to approximately $37.7 million for the six months ended December 31, 2024 from $0.3 million for the same period in 2023 as we rolled out some new mobile phone products beginning in January 2024 and the sales from three new wholesale customers who aggregately accounted for 93% of our sales. Revenue from sales of wearable products increased by approximately $1.8 million, or 100.0%, to approximately $1.8 million for the six months ended December 31, 2024 from $0 for the same period in 2023 as we rolled out some new wearable products beginning in October 2024. Revenue from App service commission increased by approximately $0.9 million, or 100.0%, to approximately $0.9 million for the six months ended December 31, 2024 from $0 for the same period in 2023 as we started to generate income by providing installation of App service to our partners on our mobile devices and procure the distribution of these devices to the end users beginning in July 2024.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold increased by approximately $37.3 million, or 5,082.9%, to approximately $38.0 million for the six months ended December 31, 2024 as compared to $0.8 million for the six months ended December 31, 2023. The increase in cost of goods sold is a direct result of an increase in our revenue, consistent with the acquisition of our three new wholesale customers as discussed above for the six months ended December 31, 2024 as compared to the same period in 2023.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Six Months Ended
	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Tablet products	$137,569	$482,608
Mobile phone products	36,332,628	250,636
Wearable products	1,533,244	-
Total cost of goods sold	$38,003,441	$733,244

Our cost of goods sold for tables decreased by approximately $0.4 million, or 71.5%, to approximately $0.1 million for the six months ended December 31, 2024 from $0.5 million for the same period in 2023. Cost of goods sold for mobile phone products increased by approximately $36.1 million, or 14,396.2%, to approximately $36.3 million for the six months ended December 31, 2024 from $0.3 million for the same period in 2023, which is consistent with the direct result of an increase in our revenue. Cost of goods sold for wearable products increased by approximately $1.5 million, or 100.0%, to approximately $1.5 million for the six months ended December 31, 2024 from $0 for the same period in 2023.

Gross Profit

Our gross profit increased by approximately $2.5 million, or 2,499.7%, to approximately $2.6 million for the six months ended December 31, 2024, from $0.1 million for the six months ended December 31, 2023.

Our gross profit from their major revenue categories is summarized as follows:

	For the Six Months Ended December 31,
	2024	2023	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross profit	$35,546	$68,659	$(33,113)	(48.2)%
Gross profit percentage	20.5%	12.5%	8.1%

Mobile phone products
Gross profit	$1,389,917	$30,924	$1,358,993	4,394.6%
Gross profit percentage	3.7%	11.0%	(7.3)%

Wearable products
Gross profit	$247,393	$-	$247,393	100.0%
Gross profit percentage	13.9%	0.0%	13.9%

App service commission revenue
Gross profit	$915,986	$-	$915,986	100.0%
Gross profit percentage	100.0%	0.0%	100.0%

Total
Gross profit	$2,588,842	$99,583	$2,489,259	2,499.7%
Gross profit percentage	6.4%	12.0%	(5.6)%

For the six months ended December 31, 2024 and 2023, our overall gross profit percentage was 6.4% and 12.0%, respectively. The decrease in gross profit percentage of 5.6% was primarily due to the decrease in gross profit percentage for mobile phones whose gross profit accounted for 54% of total gross profit.

Gross profit percentage of tablets improved from 12.5% to 20.5% from the six months ended December 31, 2023 to the same period in 2024. This was primarily due to our change of business strategy as discussed above, which lead to the increase in the unit selling price of electronic products, and the decrease in the unit purchase price of the purchasing goods.

Gross profit percentage for mobile phones decreased from 11.0% to 3.7% from the six months ended December 31, 2023, to the same period in 2024. This decline was primarily due to the increasing sales of new model of mobile phones with lower gross profit percentage during the six months ended December 30, 2024.

For the six months ended December 31, 2024, our gross profit percentage of wearable products was 13.9%. We did not have this kind of products for the six months ended December 31, 2023.

For the six months ended December 31, 2024, our gross profit percentage of App service commission was 100.0% because this revenue was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions occur at a point in time when the end users of the mobile devices use the App and we received the App revenue share (service commission) from our partners without cost of goods. We did not have this kind of service for the six months ended December 31, 2023.

Operating Expenses

Total operating expenses increased by approximately $5.4 million, or 455.8%, to approximately $6.6 million for the six months ended December 31, 2024 from approximately $1.2 million for the six months ended December 31, 2023.

Our operating expenses are summarized as follows:

	For the Six Months ended December 31,
	2024	2023	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$2,790,786	$344,583	$2,446,203	709.9%
General and administrative expense	2,898,978	849,791	2,049,187	241.1%
Research and development – related party	68,376	-	68,376	100.0%
Research and development	678,781	-	678,781	100.0%
Stock-based compensation expenses	200,954	-	200,954	100.0%
Total operating expense	$6,637,875	$1,194,374	$5,443,501	455.8%

The increase in operating expense was mainly attributed to the following:

Selling Expenses

Selling expenses increased, approximately $2.4 million, or 709.9%, to approximately $2.8 million for the six months ended December 31, 2024, from approximately $0.4 million for the six months ended December 31, 2023. The increased selling expenses was mainly attributable to approximately $1.2 million increase in commission, payroll and payroll related expense as we recruited and hired more salespersons to our team during the six months ended December 31, 2024, approximately $0.6 million increase in consulting fees, as the Company engaged additional sales consultant to enhance our sales efforts, approximately $0.3 million increase in warranty expenses due to the increase in sales, and approximately $0.3 million increase in sampling, testing and certification expenses, which all directly related with boosting the brand awareness, adding new product models, and to attract more business opportunities in the electronic devices market during the six months ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses increased approximately $2.0 million, or 241.1%, to approximately $2.9 million for the six months ended December 31, 2024 from approximately $0.9 million for the six months ended December 31, 2023. The increased general and administrative expense were mainly attributable to the approximately $0.8 million increase in professional expense on audit, legal and accounting fees as we became a public company, approximately $0.6 million increase in salary and wages as we made more new hires during the six months ended December 31, 2024, and approximately $0.6 million increase in other general and administrative miscellaneous expenses, such as insurance, rent expense, travel expense, and office expense due to increased expenses in the increased of our operations. We anticipate a continued rise in our SG&A as we persist in executing our business expansion plan and integrating IoT-enabled devices alongside our cloud platform to streamline operations in 2025.

Research and Development — related party

Research and development (“R&D”) expenses from a related party increased by approximately $68,000, or 100.0%, where the increase was primarily due to an R&D project began in 2024. During the six months ended December 31, 2024, a related party completed additional 30% of the remaining 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $68,000 accordingly based on the progression of the R&D project. We expect our R&D expenses will continue to go up as we will need to development our IoT and MVNO capabilities products and to finish our development of the 5G products in 2025.

Research and Development

R&D expenses increased by approximately $0.7 million, or 100.0%, from $0 for the six months ended December 31, 2023 to $0.7 million for the same period in 2024. The increase is due to hiring more employees and engaging third parties to provide development services for new products during the six months ended December 31, 2024.

Stock-based compensation expenses

Stock-based compensation expenses increased by approximately $0.2 million, or 100.0%, from $0 for the six months ended December 31, 2023 to $0.2 million for the same period in 2024. The increase is due to restricted stock units granted to our employees, consultants and independent directors under employee incentive plan during the six months ended December 31, 2024.

Other income (expense), net

Our other income (expense), net is summarized as follows:

	For the Six Months ended December 31,
	2024	2023	Change	Change (%)
	(Unaudited)	(Unaudited)
Other income (expense)
Interest expense	$(1,451,193)	$(92,205)	$(1,358,988)	1,473.9%
Other income (expense), net	1,861	(445)	2,306	(518.2)%
Change in fair value of earnout liabilities	4,655,722	-	4,655,722	100.0%
Total other expense, net	$3,206,390	$(92,650)	$3,299,040	(3,560.8)%

Total other income (expense), net increased by approximately $3.3 million, or 3,560.8%, to approximately $3.2 million other income for the six months ended December 31, 2024, from approximately $93,000 other expense for the six months ended December 31, 2023. The increase was primarily due to the change in fair value of earnout liabilities in connection with the Business Combination and offset by the interest expenses incurred related to the financing offered by one of our vendors based upon the timing of our payment to their accounts payable.

Provision for income taxes

The provision for income taxes are $0 for each of the six months ended December 31, 2024 and 2023 as we had made full allowance of our deferred tax assets on net operating losses.

Net Loss

Net loss decreased by approximately $0.4 million, or 29.0%, to approximately $0.8 million for the six months ended December 31, 2024, from approximately $1.2 million for the six months ended December 31, 2023. Such change was mainly due to the reasons discussed above.

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

As of December 31, 2024, we had cash and cash equivalents of approximately $3.9 million, while we had accumulated deficit of approximately $11.9 million. During the six months ended December 31, 2024, we had net loss of approximately $0.8 million and net operating cash outflow of approximately $4.5 million.

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

The following summarizes the key components of cash flows for the six months ended December 31, 2024 and 2023.

	For the Six Months Ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(4,475,232)	$(3,110,955)
Net cash used in investing activities	(68,336)	(6,016)
Net cash provided by financing activities	7,899,163	1,748,124
Net change in cash and cash equivalents	$3,355,595	$(1,368,847)

Operating activities

Net cash used in operating activities was approximately $4.5 million for the six months ended December 31, 2024 and was primarily attributable to (i) approximately $0.8 million net loss, (ii) approximately $14.0 million increased in inventories because we stored more inventories to meet the demand of our anticipated sales orders, (iii) approximately $7.5 million increased in accounts receivable due to the increase of credit sales during the period, (iv) non-cash expenses of approximately $4.1 million, which primarily attributed to the change in fair value of earnouts, (v) approximately $0.9 million increased in prepaid expenses and other current assets due to our prepaid rent payment in connection with our warehouse lease to be commenced in February 2025, (vi) approximately $0.6 million increased in security deposit because we rented more office space, and (vii) approximately $0.3 million decreased in tax payable of ACAC due to the payment of tax at business combination. The cash outflow was offset by (viii) approximately $22.8 million increased in accounts payable due to purchase of more inventories with vendors to meet customer demand, (ix) approximately $0.9 million increased in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees, and (x) approximately $0.1 million increase in contract liabilities due to the increase of sales during the period.

 Net cash used in operating activities was approximately $3.1 million for the six months ended December 31, 2023 and was primarily attributable to (i) approximately $1.2 million net loss, (ii) approximately $1.7 million increased in contract assets due to engagement with new vendors which required purchase deposits to secure relevant transactions, (iii) approximately $0.2 million increase in accounts receivable due to the increase of credit sales during the period, and (iv) approximately $0.1 million increased in inventories due to change in our business strategy where we rented warehouse in the U.S. to store our inventories. The cash outflow was offset by (v) approximately $0.2 million increased in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion.

Investing activities

Net cash used in investing activities was approximately $68,000 for the six months ended December 31, 2024, attributable to the purchase of some equipment for warehouse and an automobile for our business uses.

Net cash used in investing activities was approximately $6,000 for the six months ended December 31, 2023, attributable to purchase of a computer and furniture.

Financing activities

Net cash provided by financing activities was approximately $7.9 million for the six months ended December 31, 2024, mainly attributable to approximately $19.7 million proceeds from the reverse recapitalization and $9.0 million proceeds from issuance of convertible promissory notes, proceeds of approximately $0.1 million from issuance of common stock through exercise of warrant, offset by the payment of redeeming shareholders in connection with the business combination of approximately $20.5 million, the repayment of short-term loans of approximately $0.3 million and approximately $0.1 million in payments of deferred transaction costs.

Net cash provided by financing activities was approximately $1.7 million for the six months ended December 31, 2023, primarily attributable to $2.0 million proceeds from issuance of convertible promissory notes, offset by approximately $0.2 million in payments of deferred transaction costs and approximately $0.1 million in the repayment of related party loans.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the identified material weaknesses described below

Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data, which includes:

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

On November 22, 2024, a plaintiff filed Semensato v. Foxx Development Holdings Inc., et al., No. 2024-1200 (Del. Ch. Ct.), a class action lawsuit in Delaware Chancery Court against the Company and certain “Individual Defendants” (“Joy” Yi Hua, Haitao Cui, “Jeff” Feng Jiang, “Eva” Yiqing Miao and Edmund R. Miller). The lawsuit seeks declaratory relief under provisions of the Delaware General Corporation Law relating to a waiver of the corporate opportunity doctrine that is contained in the Company’s Amended and Restated Certificate of Incorporation. The plaintiff seeks a declaration that the waiver provision is invalid, an injunction against the Company and the Individual Defendants to prevent them from attempting to enforce the waiver, attorneys’ fees, and the costs and disbursements of this action. The Company denies the claims and intends to vigorously defend the action.

Item 1a. Risk Factors

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2024 10-K, as well as the Company’s final prospectus (File No. 333-284186), dated January 23, 2025 (the “Warrant Share Issuance Prospectus”), filed with the SEC in connection for the issuance of up to 12,145,917 shares of common stock issuable upon exercises of certain warrants of the Company. The risks and uncertainties that we face are not limited to those set forth in the 10-K and the Warrant Share Issuance Prospectus. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There have been no material changes to the Company’s risk factors since the filing of the 2024 10-K and the Warrant Share Issuance Prospectus.

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

Foxx Development Holdings Inc.

Date: February 14, 2025	By:	/s/ Greg Foley
Greg Foley
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2025	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chairwoman and Chief Financial Officer
(Principal Financial and Accounting Officer)