Form 10-Q
period 2025-03-31
Foxx Development Holdings Inc.
filed 2025-05-15
CIK 2013807

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 001-42285

Foxx Development Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-5119494
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

15375 Barranca Parkway C106

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of May 14, 2025, there were 6,780,597 shares of common stock issued and outstanding.

FOXX DEVELOPMENT HOLDINGS INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$3,790,055	$587,448
Accounts receivable, net of allowance for credit loss of $464,988 and $0 as of March 31, 2025 and June 30, 2024, respectively	7,146,701	251,894
Inventories	16,661,931	1,768,072
Contract assets	1,663,773	1,682,289
Prepaid expenses and other current assets	1,175,435	44,116
Amount due from related party	-	140
Total Current Assets	30,437,895	4,333,959

PROPERTY AND EQUIPMENT, NET	143,503	142,619

NON-CURRENT ASSETS
Operating right-of-use assets	1,117,230	405,758
Deferred transaction costs	-	462,177
Security deposits	1,153,716	29,909
Total Non-current Assets	2,270,946	897,844

Total Assets	$32,852,344	$5,374,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$29,354,980	$1,396,860
Other payables and accrued liabilities	3,195,745	468,225
Other payable - related party	391,740	51,168
Contract liabilities	211,072	649,450
Short-term loans	-	291,208
Current maturity of long-term loan	21,375	19,539
Operating lease liabilities - current	209,410	72,531
Convertible promissory notes	-	6,000,000
Earnout liabilities	18	-
Total Current Liabilities	33,384,340	8,948,981

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	944,078	332,435
Long-term loan - non-current	79,173	95,442
Total Non-current Liabilities	1,023,251	427,877

Total Liabilities	34,407,591	9,376,858

COMMITMENTS AND CONTINGENCIES (See Note 20)

SHAREHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 50,000,000 and 6,606,664 shares authorized as of March 31, 2025 and June 30, 2024, respectively; 6,780,597 and 3,303,333 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	678	330 *
Additional paid-in capital	14,398,569	7,024,162
Accumulated deficit	(15,954,082)	(11,026,928)
Accumulated other comprehensive loss	(412)	-
Total Shareholders’ Deficit	(1,555,247)	(4,002,436)

Total Liabilities and Shareholders’ Deficit	$32,852,344	$5,374,422

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, NET	$11,392,078	$513,836	$51,984,361	$1,346,663
COST OF GOODS SOLD	10,728,765	553,518	48,732,206	1,286,762
GROSS PROFIT (LOSS)	663,313	(39,682)	3,252,155	59,901

OPERATING EXPENSES:
Selling expenses	1,551,369	155,219	4,393,150	499,802
General and administrative expenses	1,823,287	552,124	4,826,704	1,401,915
Research and development - related party	22,792	45,584	91,168	45,584
Research and development	826,532	-	1,550,833	-
Total Operating Expenses	4,223,980	752,927	10,861,855	1,947,301

LOSS FROM OPERATIONS	(3,560,667)	(792,609)	(7,609,700)	(1,887,400)

OTHER (EXPENSE) INCOME
Interest expense	(1,553,993)	(77,573)	(3,005,186)	(169,778)
Other income (expense), net	(2,118)	3,440	(257)	2,995
Change in fair value of earnout liabilities	1,032,267	-	5,687,989	-
Total Other (Expense) Income, net	(523,844)	(74,133)	2,682,546	(166,783)

LOSS BFORE INCOME TAXES	(4,084,511)	(866,742)	(4,927,154)	(2,054,183)

PROVISION FOR INCOME TAXES	-	19,828	-	19,828

NET LOSS	(4,084,511)	(886,570)	(4,927,154)	(2,074,011)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(412)	-	(412)	-

COMPREHENSIVE LOSS	$(4,084,923)	$(886,570)	$(4,927,566)	$(2,074,011)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES*
Basic	7,050,260	3,303,333	5,937,756	3,303,333
Diluted	7,050,260	3,303,333	5,937,756	3,303,333

LOSS PER SHARE
Basic	$(0.58)	$(0.27)	$(0.83)	$(0.63)
Diluted	$(0.58)	$(0.27)	$(0.83)	$(0.63)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Nine Months Ended March 31, 2025
			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares*	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2024	3,303,333	$330	$7,024,162	$(11,026,928)	$-	$(4,002,436)
Conversion of convertible promissory notes into common stock upon completion of reverse recapitalization	1,696,668	170	15,408,515	-	-	15,408,685
Issuance of common stock upon completion of reverse recapitalization	2,270,096	227	(2,100,865)	-	-	(2,100,638)
Earnout liabilities	-	-	(5,688,007)	-	-	(5,688,007)
Transaction costs	-	-	(893,577)	-		(893,577)
Net loss	-	-	-	(2,266,789)	-	(2,266,789)
BALANCE, September 30, 2024 (Unaudited)	7,270,097	727	13,750,228	(13,293,717)	-	457,238
Issuance of common stock through exercise of warrants	10,500	1	120,749	-	-	120,750
Stock-based compensation expenses	-	-	200,954	-	-	200,954
Net income	-	-	-	1,424,146	-	1,424,146
BALANCE, December 31, 2024 (Unaudited)	7,280,597	728	14,071,931	(11,869,571)	-	2,203,088
Cancellation of common stock held in escrow	(500,000)	(50)	50	-	-	-
Stock-based compensation expenses	-	-	326,588	-	-	326,588
Foreign currency translation	-	-	-	-	(412)	(412)
Net loss	-	-	-	(4,084,511)	-	(4,084,511)
BALANCE, March 31, 2025 (Unaudited)	6,780,597	$678	$14,398,569	$(15,954,082)	$(412)	$(1,555,247)

	For the Nine Months Ended March 31, 2024
			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares*	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2023	3,303,333	$330	$7,024,162	$(7,596,286)	$-	$(571,794)
Net loss	-	-	-	(546,831)	-	(546,831)
BALANCE, September, 2023 (Unaudited)	3,303,333	330	7,024,162	(8,143,117)	-	(1,118,625)
Net loss	-	-	-	(640,610)	-	(640,610)
BALANCE, December 31, 2023 (Unaudited)	3,303,333	330	7,024,162	(8,783,727)	-	(1,759,235)
Net loss				(886,570)	-	(886,570)
BALANCE, March 31, 2024 (Unaudited)	3,303,333	$330	$7,024,162	$(9,670,297)	$-	$(2,645,805)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,927,154)	$(2,074,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,951	29,713
Interest expense from convertible promissory notes	140,740	-
Amortization of operating right of use assets	160,521	20,825
Provision for credit losses	464,988	-
Stock-based compensation expenses	527,542	-
Change in fair value of earnout liabilities	(5,687,989)	-
Loss on sale of equipment	3,400	-
Change in operating assets and liabilities:
Accounts receivable	(7,359,795)	(174,950)
Inventories	(14,893,859)	(662,227)
Contract assets	16,259
Prepaid expenses and other current assets	(1,049,412)	(1,688,804)
Amount due from a related party	140	-
Security deposits	(1,123,807)	(25,030)
Accounts payable	27,958,120	-
Contract liabilities	(438,378)	89,723
Taxes payable	(299,585)	(15,842)
Other payables and accrued liabilities	1,974,134	288,326
Other payable - related party	(32,007)	(19,416)
Operating lease liabilities	(123,471)	(19,019)
Net cash used in operating activities	(4,653,662)	(4,250,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,336)	(7,064)
Proceeds from sale of equipment	28,100	-
Net cash used in investing activities	(40,236)	(7,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans - related party	-	(91,235)
Repayments to short-term loans	(291,208)	-
Principal payments of long-term loan	(14,432)	(11,438)
Proceeds from convertible promissory note	9,000,000	3,000,000
Proceeds from reverse recapitalization, net of payments of transaction costs	19,710,288	-
Proceeds from issuance of common stock through exercise of warrants	120,750	-
Payment of redemption payable	(20,499,790)	-
Payments of deferred transaction costs	(131,400)	(209,648)
Net cash provided by financing activities	7,894,208	2,687,679

EFFECT OF EXCHANGE RATE CHANGES	2,297	-

NET CHANGE IN CASH	3,202,607	(1,570,097)

CASH, beginning of the period	587,448	1,824,849

CASH, end of the period	$3,790,055	$254,752

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$50	$35,670
Cash paid for interest	$1,272,448	$10,333

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right-of-use assets and lease liabilities	$750,338	$132,382
Modification of operating right-of-use assets and lease liabilities	$121,655	$-
Conversion of convertible promissory notes into common stock	$15,408,685	$-
Reverse recapitalization transaction costs net against additional-paid in capital	$893,577	$-
Deferred transaction costs included in other payables and accrued liabilities	$300,000	$-
Initial recognition of earnout liabilities	$5,688,007	$-

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

Following the consummation of the Business Combination (the “Closing”) on September 26, 2024, the Company was renamed as “Foxx Development Holdings Inc.” and became a publicly traded company. The Merger Sub was renamed as “Foxx Development Inc.” and became the Delaware subsidiary of the Company.

On August 29, 2023, Foxx Technology Pte Ltd, a Singapore private company (“Foxx Technology”), was incorporated in Singapore, with Old Foxx holding 51% of the equity interests in Foxx Technology. Foxx Technology operates in the field of the manufacture of wireless communications equipment, and the wholesale of handphones, handphone peripheral equipment and other telecommunications equipment. Since the Company owns the majority controlling financial interest in Foxx Technology, according to Accounting Standards Codification (“ASC”) 810-10-15-10 “Consolidation”, all majority-owned subsidiaries shall be consolidated. Foxx Technology is required to be consolidated under ASC 810. As of June 30, 2024, no significant operations nor capital contributions were made to Foxx Technology. As a result, the Company’s consolidated financial statements did not reflect any operating activities from Foxx Technology. The Company has 51% voting interest of Foxx Technology. On July 30, 2024, Foxx submitted the application to dissolve Foxx Technology to the Accounting and Corporate Regulatory Authority (ACRA) of Singapore. On November 4, 2024, ACRA granted Foxx Technology’s application and struck it off from the company register of Singapore.

On March 3, 2025, Foxx Development (Singapore) Pte. Ltd (“Foxx Singapore”) was incorporated in Singapore. Foxx Singapore is primarily engaged in assembling electronic products, is 100% owned by the Company.

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company is primarily engaged in the sales of electronic products and debt financing in the form of convertible notes, loans from bank, third parties, related parties, and cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net cash used in operating activities of approximately $4.7 million for the nine months ended March 31, 2025, (2) net loss of approximately $4.9 million for the nine months ended March 31, 2025, and (3) accumulated deficit of approximately $16.0 million as of March 31, 2025.

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

Foreign currency translation and transactions

The reporting currency of the Company is the U.S. dollar. The functional currency for our holding company is the U.S. dollar (“USD”). In Singapore, the Company conducts its business in the local currency, Singapore dollar (“SGD”), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the Federal Reserve System at the end of the period. The statements of operations and cash flows are translated at the average translation rates during the reporting periods and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments are included in accumulated other comprehensive loss. The balance sheet amounts, with the exception of shareholder’s equity (deficit) at March 31, 2025 were translated at SGD 1.34 to one USD, respectively. The average translation rates applied to the unaudited condensed consolidated statements of operations and cash flows for three and nine months ended March 31, 2025 was SGD 1.33 to one USD. The shareholder’s equity accounts were translated at their historical rates. Amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

Segments

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer and his direct reports, for making operating decisions about the allocation of resources and the assessment of performance in determining the Company’s reportable operating segments. The Company’s CODM review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, cost of revenues, and gross profit by business lines (electronic products revenues and App service commission revenue) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. In addition, all of the Company’s revenues are derived solely from the U.S, accordingly, no geographical information is presented. Management has determined that the Company has one operating segment.

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts on credit losses. Allowance for credit losses for accounts receivables is established based on various factors including historical payments and current economic trends. The Company reviews its allowance for credit loss by assessing individual accounts receivable over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Accounts receivable are written-off on a case by case basis after exhaustive efforts at collection are made, net of any amounts that may be collected. As of March 31, 2025 and June 30, 2024, $464,988 and $0, respectively, allowance for credit losses of accounts receivable was recorded and the Company had net accounts receivable of $7,146,701 and $251,894, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using the “First in, First out” method. Inventories mainly include electronic products and accessories which are purchased from the Company’s suppliers as merchandized goods and freight-in. On an annual basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, based upon forecasts for future demand and market conditions. When inventories are written down to net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of March 31, 2025 and June 30, 2024, the Company had inventories of $16,661,931 and $1,768,072, respectively. During the three and nine months ended March 31, 2025 and 2024, no inventory write-down was recorded.

Contract assets

Contract assets consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2025 and June 30, 2024, no allowance for credit losses on contract assets was recorded.

Deferred transaction costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred transaction costs consist of underwriting, legal, accounting, and other professional expenses incurred through the balance sheet date that are directly related to the Business Combination and that will be charged to shareholders’ equity (deficit) upon the completion of the Business Combination. The Company completed the Business Combination on September 26, 2024. As of September 26, 2024, and the Company had deferred transaction costs of $893,577 and charged against shareholders’ deficit. As of March 31, 2025 and June 30, 2024, the Company had deferred transaction costs of $0 and $462,177, respectively.

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

Convertible instrument

The Company accounts for its convertible instrument in accordance with ASC 470-20 “Debt with Conversion and Other Options”, whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives or the substantial premium model in ASC 470-20 Debt applies. If the equity securities underlying the embedded conversion option are readily convertible to cash, such as publicly traded common shares, the embedded conversion option is likely to meet the net settlement criterion to be considered a derivative. If the equity securities underlying the conversion option are not readily convertible to cash, the embedded conversion option may not meet the net settlement criterion, and therefore would not meet the definition of a derivative. Because the convertible instrument has a fixed conversion price and therefore, it lacks an underlying and does not meet the requirement of a derivative. As a result, the Company determined its embedded conversion option does not meet the definition of a derivative for bifurcation.

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

To achieve that core principle, the Company applies the five steps defined under ASC 606 “Revenue from Contracts with Customers”: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC 606.. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts, either on Free on Board (“FOB”) shipping point or destination, depending on the specified contract. The Company’s customers generally either pay the order in full balance prior to shipment or in partial payments with credit terms of 30 to 90 days after shipment depends on the specified contract. No sales returns are being given to its wholesale customers as they were being given additional 2-3% of products on top of each customer’s order (see Note 3 - “Warranty” below). There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

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

The Company orders the products and pays in advance from its supplier. When the supplier has completed production, the Company inspects and accepts the products in its suppliers’ warehouse or at the designated logistic warehouse of the supplier. This enables the Company to direct the use of these products but to also bear inventory risk as legal owners. The Company has the responsibility of fulfilling the promise to provide the products to its customers, and also includes an additional 2-3% of products on top of each customer’s order, which covers any damage incurred in shipping and no refund and no return will be granted to customers; or provided a one-year warranty period with no additional 2-3% of products on top of each customer’s order, depending on the specified contract. In addition, when establishing the selling prices for delivery of the products, the Company has control to set its selling price. All these factors indicate that the Company is acting as the principal in this transaction. As a result, revenue from the wholesale customer is presented on a gross basis.

Warranty

The Company generally provides 30 days warranties or 1-year warranties for its product sold to its wholesale customer if an additional 2-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 2-3% of products on top of each customer’s order, these additional 2-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and e-commerce customers, the Company records estimated future warranty costs under ASC 460 “Guarantees”. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of March 31, 2025 and June 30, 2024, the Company accrued warranty reserves of $361,960 and $48,361, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

E-Commerce Customers

The Company recognizes a contract with a customer when the contract is committed in writing and signed electronically on an E-Commerce platform, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts on shipping destination at its individual customer shipping address, which is the Company’s obligation to deliver the product to the end user/individual customer, depends on the specified contract. The Company’s E-Commerce customers pay the order in full balance prior to shipment to the E-Commerce Platform and the E-Commerce Platform withheld the payment for 30 days before remitting payments to the Company. The Company offered one month of free exchange or return. As a result, the Company recognized its revenues from the E-Commerce customers, in the third-party E-commerce platform, net of estimated sales returns, discount, and rebate, as a consideration reducing the transaction price. Historically, sales returns were insignificant to the Company’s operations. For the three and nine months ended March 31, 2025 and 2024, the Company did not recognize any estimated sales returns. There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

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

Practical expedient

The Company applies the practical expedient in ASC 606 to expense costs as incurred for costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs of obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year which need to be recognized as assets for the three and nine months ended March 31, 2025 and 2024.

Lease

The Company accounts for leases in accordance with ASC 842 “Leases”. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of March 31, 2025 and June 30, 2024, the Company does not have finance leases.

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

The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets on an annual basis. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease right-of-use assets in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended March 31, 2025 and 2024, the Company did not recognize impairment loss against its right-of-use assets.

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

Upon completion of the Business Combination, all of ACAC’s outstanding public and private warrants (See Note 16) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the three and nine months ended March 31, 2025.

Basic and diluted loss per share

Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period.

Diluted net loss per share attributable to common stockholders adjusts basic loss per share for the potentially dilutive impact of non-participating shares of common stock. Dilutive equivalent shares are excluded from the computation of diluted loss per share if their effects would be anti-dilutive. Common stock issuable upon the conversion of the stock options, the RSUs (defined in Note 16) and warrants are using the treasury stock method. Common stock issuable in connection with the Company’s convertible promissory notes are using the if-converted method.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The Company adopted this ASU for the three and nine months ended March 31, 2025 and there was no material effect on the Company’s unaudited condensed consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities (“PBEs”) to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered “relevant” because they include one or more of the five natural expense categories discussed further below. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) DD&A recognized as part of oil- and gas-producing activities or other depletion expenses. An entity’s share of earnings or losses from investments accounted for under the equity method is not a relevant expense caption that requires disaggregation. Further, certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure on an annual and, when applicable, interim basis. In addition, ASU 2024-03 requires PBEs to disclose selling expenses on an annual and interim basis. If interim financial statements are condensed and, therefore, the expense captions presented on the face of the income statements differ from interim to annual periods, there could be different expense captions in interim and annual reporting periods. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The effective date for PBEs is for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company continuously evaluates the potential impact of adopting this new guidance on the unaudited condensed consolidated financial statements and related disclosures and does not believe it will have a material impact on the presentation of the unaudited condensed consolidated financial statements.

Note 4 — Reverse recapitalization

Upon the consummation of the Business Combination, the following transactions were completed, based on the Company’s capitalization as of September 26, 2024:

(i)	All 70,721 shares of Class A common stock of ACAC (“ACAC public shares”), net of redemption of 1,744,663 ACAC public shares at $11.75 per share, and all 2,156,250 shares of Class B common stock of ACAC (“ACAC private shares”), were converted on a one-for-one basis into the Company’s Common Stock.

(ii)	43,125 shares of the Company’s Common Stock were issued to ACAC’s underwriter, EF Hutton LLC, in connection with the Business Combination.

(iii)	All issued and outstanding shares of Old Foxx common stock were cancelled in exchange for the rights for Old Foxx stockholders, including the holders of Old Foxx’s convertible promissory notes upon the conversion of the convertible promissory notes and their interests into Old Foxx common stock immediately prior to Closing (see Note 14), to receive such stockholder’s pro rata share of 5,000,000 shares (“Closing Payment Shares”) of the Company’s Common Stock, including: (x) 1,696,668 shares of Foxx’s $0.0001 par value common stock were issued to Old Foxx’s convertible promissory notes holders in connection with the Business Combination (see Note 14); (y) 1,000,000 outstanding shares of Old Foxx common stock issued to existing Old Foxx stockholders (other than holders of the convertible notes) were cancelled in exchange for the right by the Old Foxx stockholders to receive a pro rata share of 3,303,333 shares of the Company’s Common Stock at the exchange ratio of 3.3033.

(iv)	4,200,000 shares (“Earnout Shares”) of the Company’s Common Stock were reserved for issuance to Old Foxx’s stockholders subject to the vesting schedule as follows:

in connection with the financial performance for the fiscal year ending June 30, 2024:

●	700,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the Company’s audited consolidated financial statements for the fiscal year ending June 30, 2024 (“2024 Foxx Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by Company after Closing, reflect revenue of the Company for the fiscal year ending June 30, 2024 (the “2024 Foxx Revenue”) to be no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

●	1,400,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the 2024 Foxx Revenue reflected in the 2024 Foxx Audited Financial Statements would be no less than $84,000,000 (including $100,000,000) and less than $100,000,000 (excluding $100,000,000);

●	2,100,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the 2024 Foxx Revenue reflected in the 2024 Foxx Audited Financial Statements would be no less than $100,000,000 (including $100,000,000).

in connection with the financial performance for the fiscal year ending June 30, 2025:

●	700,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the Company’s audited consolidated financial statements for the fiscal year ending June 30, 2025 (“2025 Foxx Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by the Company after Closing, reflect revenue of the Company for the fiscal year ending June 30, 2025 (the “2025 Foxx Revenue”) to be no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

●	1,400,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the 2025 Foxx Revenue reflected in the 2025 Foxx Audited Financial Statements would be no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

●	2,100,000 Earnout Shares would be issued to Old Foxx stockholders on a pro rata basis if and only if the 2025 Foxx Revenue reflected in the 2025 Foxx Audited Financial Statements would be no less than $115,000,000 (including $115,000,000).

(v)	All issued and outstanding 12,156,417 ACAC warrants were converted on a one-for-one basis into warrants of the Company, including conversion from (x) 4,312,500 ACAC’s public warrants, (y) 5,240,000 ACAC’s private warrants, and (z) 2,603,923 ACAC’s working capital warrants.

The following table presents the number of the Company’s common stock issued and outstanding immediately following the Reverse Recapitalization (as defined below):

Common
Stock
ACAC’s common stock outstanding prior to Reverse Recapitalization	3,971,634
Less: redemption of ACAC’s common stock	(1,744,663)
Common stock issued to underwriter	43,125
Conversion of Old Foxx’s common stock into Foxx’s common stock	3,303,333
Conversion of Old Foxx’s convertible promissory notes into Foxx’s common stock	1,696,668
Total common stock	7,270,097

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

Note 5 — Accounts receivable, net

As of March 31, 2025 and June 30, 2024, accounts receivable consist of the following:

	March 31, 2025	June 30, 2024
		(Audited)
Accounts receivable	$7,611,689	$251,894
Less: allowance for credit losses	(464,988)	—
Accounts receivable, net	$7,146,701	$251,894

For the three months ended March 31, 2025 and 2024, the Company recognized $401,988 and $0 on provision for allowance on credit losses, respectively. For the nine months ended March 31, 2025 and 2024, the Company recognized $464,988 and $0 on provision for allowance on credit losses, respectively.

Movement of allowance for credit losses consisted of the following as of the date indicated:

	March 31,	June 30,
	2025	2024
		(Audited)
Balance as of the beginning of the period	$-	$-
Addition	464,988	-
Ending balance	$464,988	$-

Note 6 — Inventories

As of March 31, 2025 and June 30, 2024, inventories consist of the following:

	March 31, 2025	June 30, 2024
		(Audited)
Finished goods	$16,661,931	$1,768,072
Total inventories	$16,661,931	$1,768,072

Note 7 — Contract assets

The following table presents the Company’s contract assets balances and changes therein:

	Three Months Ended March 31		Nine Months Ended March 31
	2025	2024	2025	2024
Balance as of the beginning of the period	$1,603,267	$1,736,859	$1,682,289	$-
Add: net increase in current period contract asset	434,910	1,021,232	1,663,773	1,688,625
Less: inventory recognized from beginning contract asset	(374,404)	(1,069,466)	(1,682,289)	-
Total contract assets as the end of the period	$1,663,773	$1,688,625	$1,663,773	$1,688,625

Note 8 — Prepaid expenses and other current assets

As of March 31, 2025 and June 30, 2024, prepaid expenses and other current assets consist of the following:

	March 31, 2025	June 30, 2024
		(Audited)
Other receivables	$25,674	$10,881
Prepaid rent	355,677	-
Prepaid research and development fees	251,071	-
Prepaid insurance	311,761	-
Prepaid professional fee	130,558
Other prepaid expenses	100,694	33,235
Total prepaid expenses and other current assets	$1,175,435	$44,116

Note 9 — Property and equipment, net

As of March 31, 2025 and June 30, 2024, property and equipment, net consist of the following:

	March 31, 2025	June 30, 2024
		(Audited)
Computer and office equipment	$12,580	$9,942
Equipment	30,697	-
Furniture and fixtures	3,432	3,432
Vehicles	191,091	191,091
Subtotal	237,800	204,465
Less: accumulated depreciation	(94,297)	(61,846)
Total property and equipment, net	$143,503	$142,619

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $12,364 and $10,030, respectively. Depreciation expense for the nine months ended March 31, 2025 and 2024 amounted to $35,951 and $29,713, respectively.

Note 10 — Other payables and accrued liabilities

As of March 31, 2025 and June 30, 2024, other payables and accrued liabilities consist of the following:

	March 31, 2025	June 30, 2024
		(Audited)
Payroll and payable tax payable	$3,420	$50,554
Interest payable	1,606,775	267,945
Professional fee payable	236,997	59,473
Accrued warranty expenses	361,960	48,361
Research and development fee payable	330,917	-
Excise tax payable*	556,620	-
Others	99,056	41,892
Total other payables and accrued liabilities	$3,195,745	$468,225

*	These balances were carried from ACAC, and payable by the Company, as a result on 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 under the Inflation Reduction Act of 2022.

Note 11 — Contract liabilities

Contract liabilities consist of customer deposits, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	Three Months Ended March 31		Nine Months Ended March 31
	2025	2024	2025	2024
Balance, beginning of the period	$784,157	$-	$649,450	$27
Add: net increase in current period contract liabilities	211,072	89,750	211,072	89,750
Less: revenue recognized from beginning contract liabilities	(784,157)	-	(649,450)	(27)
Total contract liabilities	$211,072	$89,750	$211,072	$89,750

Note 12 — Related party balances and transactions

Related party balances

Amount due from related party

Name of Related Party	Relationship	Nature	March 31, 2025	June 30, 2024
				(Audited)
Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder	Paid on behalf fees	$-	$140

Other payable — related party

Other payable — related party consists of the following:

Name of Related Party	Relationship	Nature	March 31, 2025	June 30, 2024
				(Audited)
Wuhan Haoxun Communication Technology Co. Ltd (“Wuhan Haoxun”)(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	Research and development fees	$142,336	$51,168
Acri Capital Sponsor LLC	More than 10% Shareholder of the Company	Unconverted working capital loan balance in ACAC	249,404	-
Total			$391,740	$51,168

(1)	On September 1, 2022, the Company entered into an agreement with Company A for the research and development project.

Related party transactions

Research and development expenses

Name of Related Party	Relationship	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
		(Unaudited)	(Unaudited)
Wuhan Haoxun(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	$22,792	$45,584

Name of Related Party	Relationship	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
		(Unaudited)	(Unaudited)
Wuhan Haoxun(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	$91,168	$45,584

(1)	On September 1, 2022, the Company entered into an agreement with Company A for the research and development project.

Consulting expenses

Name of Related Party	Relationship	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
		(Unaudited)	(Unaudited)
Azure(1)	Owned by an immediate family member of the Company’s 10% or more shareholder	$141,000	$75,000

Name of Related Party	Relationship	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
		(Unaudited)	(Unaudited)
Azure(1)	Owned by an immediate family member of the Company’s 10% or more shareholder	$423,000	$225,000

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by an immediate family member of the Company’s more than 10% shareholder.

Note 13 — Short-term loans

As of March 31, 2025 and June 30, 2024, the outstanding short-term loan from third parties consists of the following:

	March 31, 2025	June 30, 2024
		(Audited)
Lender A(1)	$-	$261,208
Lender B(2)	-	30,000
Total short-term loan	$-	$291,208

(1)	On December 30, 2020, the Company entered into a loan agreement with a third-party lender. The agreement allows the Company to draw up to $600,000 and is non-interest bearing. The Company’s imputed interest is immaterial. During the nine months ended March 31, 2025, the Company made a full repayment to the third party with a total amount of $261,208.

(2)	On November 11, 2019, the Company entered into a loan agreement for an amount of $50,000 with a third-party lender. This loan is non-interest bearing. The Company’s imputed interest is immaterial. This loan had an original due date in February 2020 and automatically converted into a due on demand term thereafter. During the nine months ended March 31, 2025, the Company made a full repayment to the third party with a total amount of $30,000.

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

On November 21, 2023, Old Foxx issued a second convertible promissory note (“Note 2”) to Investor A in the amount of $2,000,000 at 7% per annum. The maturity and other terms were the same to Note 1.

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

As of March 31, 2025 and June 30, 2024, the fair and carrying value of the Notes were $0 and $6,000,000, respectively, net of $0 unamortized premium, discount, or issuance costs; and accrued interest related to the Notes were $0 and $267,945 as of March 31, 2025 and June 30, 2024, respectively.

Note 15 — Long-term loan

In February 2023, the Company purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if the Company is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of March 31, 2025, the carrying value of the asset that has been pledged as a collateral is $78,502. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Twelve months ended March 31,	Amount
2026	$21,375
2027	24,094
2028	27,159
Thereafter	27,920
Total long-term debt payment	100,548
Current portion of long-term debt	(21,375)
Long-term debt – non-current portion	$79,173

Interest expense for the three months ended March 31, 2025 and 2024 for the above loan amounted to $3,125 and $3,684, respectively. Interest expense for the nine months ended March 31, 2025 and 2024 for the above loan amounted to $9,809 and $11,438, respectively.

Note 16 — Shareholders’ deficit

Common Stock

As of March 31, 2025 and June 30, 2024, the Company has 50,000,000 authorized shares of common stock, par value $0.0001 per share. As of March 31, 2025 and June 30, 2024, there are 6,780,597 and 3,303,333 shares of common stock outstanding.

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

The following table presents the total stock-based compensation expenses included in each of the respective expense line items for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Selling expenses	$28,513	$-	$132,952	$-
General and administrative expenses	224,917	-	275,912	-
Research and development expenses	73,158	-	118,678	-
Total stock-based compensation expenses	$326,588	$-	$527,542	$-

The following table summarizes the activity for all restricted stock units granted:

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at July 1, 2024	-	$-	$-	-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at September 30, 2024	-	-	-	-
Granted	707,860	7.30	5,167,378	4.00
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at December 31, 2024	707,860	7.30	5,167,348	3.85
Granted	19,149	3.97	76,022	4.00
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at March 31, 2025	727,009	$7.21	$5,243,400	3.61

As of March 31, 2025, there was $4,715,858 total unrecognized compensation cost related to unvested RSUs granted under the employee incentive plan. The total cost is expected to be recognized over a remaining period of 3.61 years.

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

As of March 31, 2025, the Company’s 2,100,000 Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the fiscal year ended June 30, 2025. The 2,100,000 Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations.

As of March 31, 2025 and September 26, 2024 (issuance date), the fair value of the earnout liabilities was $18 and $5,688,007, respectively. For the three and nine months ended March 31, 2025, the Company recognized $1,032,267 and $5,687,989 of gains related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations, respectively. (See Note 17 – Fair value measurement).

Warrants

In connection with the reverse recapitalization, each of 12,156,417 ACAC’s issued and outstanding warrants, which consisted of 4,312,500 public warrants, 5,240,000 private warrants and 2,603,917 working capital warrants, was converted automatically into one redeemable warrant of the Company, exercisable for one share of common stock of the Company at an exercise price of $11.50 per share. All of these warrants met the criteria for equity classification.

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

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

On October 3, 2024, the Company’s shareholders (ACAC’s public shareholders) exercised 10,500 warrants in the amount of $120,750 or $11.50 per share.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2024	-	-	$-	-
Granted	12,156,417	12,156,417	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	(10,500)	(10,500)	$11.50	-
March 31, 2025	12,145,917	12,145,917	$11.50	4.49

The Company accounted for the 12,145,917 Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Cancellation of Common Stock Held in Escrow

On September 26, 2024, pursuant to the Business Combination Agreement (see Note 4), 500,000 shares were deposited to a segregated escrow account and would be release to the Old Foxx shareholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

On February 18, 2025, these 500,000 shares have been cancelled and forfeited without consideration.

Note 17 — Fair value measurement

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2024. The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and September 26, 2024 (issuance date):

March 31, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earnout liabilities	$18	$-	$-	$18
Total	$18	$-	$-	$18

September 26, 2024 (issuance date)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earnout liabilities	$5,688,007	$-	$-	$5,688,007
Total	$5,688,007	$-	$-	$5,688,007

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

Prior to the Business Combination, the Company was a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected revenue volatility was based on historical volatility of industry outlook and the expected revenue volatility and stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the earnout period. The input for the based monthly revenue were based on actual revenue for the nine months ended March 31, 2025.

The following table presents the observable and unobservable inputs of the earnout liability for earnout shares based on revenue targets as of March 31, 2025:

		March 31, 2025	September 26, 2024
Inputs	Input Method	Input Value	Input Value
Simulated forecast of base monthly revenue	Unobservable	$5.5 million	$7.4 million
Industry revenue growth	Unobservable	1.7%	1.7%
Revenue volatility	Unobservable	42.1%	30.5%
Stock volatility	Unobservable	77.3%	103.2%
Stock price	Observable	$4.14	$11.20
Risk-free rate	Observable	4.32%	4.16%
Term	Observable	0.25 Years	0.76 Years

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis:

Earnout Liabilities
Balance as of June 30, 2024	$-
Issuances – September 26, 2024	5,688,007
Change in fair value	(5,687,989)
Balance as of March 31, 2025 (Unaudited)	$18

Note 18 — Concentrations of risks

(a) Major customers

For the three months ended March 31, 2025, four customers, customer B, customer C, customer D, and customer E, which are the third parties of the Company, accounted for 32%, 20%, 20% and 13%, respectively, of the Company’s total revenues.

For the three months ended March 31, 2024, two customers, customer A and customer B, which are the third parties of the Company, accounted for 62% and 34% of the Company’s total revenues.

For the nine months ended March 31, 2025, three customers, customer A, customer B and customer C, which are the third parties of the Company, accounted for 27%, 29% and 23%, respectively, of the Company’s total revenues.

For the nine months ended March 31, 2024, two customers, customer A and customer B, which are the third parties of the Company, accounted for 73% and 26% of the Company’s total revenues.

(b) Major suppliers

For the three months ended March 31, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 92% of the Company’s total purchases.

For the three months ended March 31, 2024, one supplier, supplier A, which is a third party of the Company, accounted for 94% of the Company’s total purchases.

For the nine months ended March 31, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 93% of the Company’s total purchases.

For the nine months ended March 31, 2024, two supplier, supplier A and supplier B, which is a third party of the Company, accounted for 59% and 41% of the Company’s total purchases.

(c) Geographic areas

For the nine months ended March 31, 2025 and 2024, all of the Company’s long-lived assets are located in the United States and all of the Company’s revenues are derived solely from the United States, accordingly, no geographical information is presented.

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

As of March 31, 2025 and June 30, 2024, the weighted-average remaining operating lease term of its existing leases is approximately 4.76 year and 5.68 year.

The following table sets forth the Company’s minimum long-term lease   payments in future periods as of March 31, 2025, which represents the operating lease liabilities on the accompanying balance sheet:

Operating lease payments
For the three months ending June 30, 2025	$63,452
For the twelve months ending June 30, 2026	251,566
For the twelve months ending June 30, 2027	260,287
For the twelve months ending June 30, 2028	270,941
For the twelve months ending June 30, 2029	283,141
Thereafter	142,813
Total lease payments	1,272,200
Less: discount	(118,712)
Present value of operating lease liabilities	1,153,488
Operating lease liabilities, current portion	(209,410)
Operating lease liabilities, non-current portion	$944,078

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$63,808	$11,863
Lease expenses – short term	General, and administrative	3,041	1,286
Total operating lease cost		$66,849	$13,149

Operating lease cost	Classification	For the Nine Months Ended March 31, 2025	For the Nine Months Ended March 31, 2024
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$181,181	$23,725
Lease expenses – short term	General, and administrative	10,941	20,851
Total operating lease cost		$192,122	$44,576

For the nine months ended March 31, 2025 and 2024, $123,471 and $19,019 of cash were used for operating lease liabilities, respectively.

Note 20 — Commitments and contingencies

Contingencies

From time to time, the Company is a party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

On November 22, 2024, a plaintiff filed Semensato v. Foxx Development Holdings Inc., et al., No. 2024-1200 (Del. Ch. Ct.), a class action complaint (“Complaint”) in Delaware Chancery Court against the Company and certain “Individual Defendants” (“Joy” Yi Hua, Haitao Cui, “Jeff” Feng Jiang, “Eva” Yiqing Miao and Edmund R. Miller) (“Action”). The lawsuit seeks declaratory relief under provisions of the Delaware General Corporation Law relating to a waiver of the corporate opportunity doctrine that is contained in the Company’s Amended and Restated Certificate of Incorporation. The plaintiff seeks a declaration that the waiver provision is invalid, an injunction against the Company and the Individual Defendants to prevent them from attempting to enforce the waiver, attorneys’ fees, and the costs and disbursements of this action. The Company and each of the Individual Defendants deny any and all wrongdoing alleged in the Complaint. However, to avoid the cost and distraction of litigation, the directors of the board of the Company (the “Board”) determined that it was advisable and in the best interests of the Company and its stockholders to amend Article X of the Charter (the “Amendment”). The Board thus approved and adopted the Second Amended and Restated Certificate of Incorporation of the Company (the “Amended Charter”), and will direct the Amendment to be submitted to the stockholders of the Company for adoption and approval at the next annual meeting of stockholders with the Board’s recommendation that the Amendment be approved and adopted by the stockholders of the Company.

On March 3, 2025, after the plaintiff was advised of the Board’s approval of the Amended Charter, the plaintiff filed a notice of voluntary dismissal of the Action as moot, which the Court approved by order dated March 4, 2025. Believing that the swift resolution of this Action was in the best interests of and benefit to the Company, and without admitting the allegations the plaintiff made in the Complaint, the Company has agreed to pay $85,000 (the “Mootness Fee,” inclusive of a $500 service award to the plaintiff) to the plaintiff’s counsel to resolve the anticipated application by the plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses. The fee was paid by the Company on March 18, 2025. In connection with the March 13, 2025 stipulated order closing the case, the Court ordered that the Company provide this notice. The Court has not and will not pass judgment on the amount of the Mootness Fee.

Lease Commitment

On July 12, 2024, the Company signed a seven-year lease agreement to rent a warehouse for business operation with a monthly rent of $65,745, plus varied monthly CAM, for 50,573 square feet. The commencement date of this lease is February 1, 2025 and the termination date is January 31, 2032. On August 9, 2024, the Company expanded the existing lease to include additional 50,572 square feet from April 1, 2025 to January 31, 2032 with an additional monthly rent of $65,744. These two first-month rents were included in prepaid expenses and other current assets. On December 20, 2024, the Company revised the commencement date to July 1, 2025 and termination date to December 31, 2035, and further expanded the existing lease to include additional 102,099 square feet from January 1, 2026 to December 31, 2035 with an additional monthly rent of $132,729., which was included in prepaid expenses and other current assets. Additional $550,000 of security deposits were made as a result of this lease amendment, which was included in the caption “security deposits” in the accompanying condensed consolidated balance sheets as of March 31, 2025. These leases were not included in the operating right-of-use assets balance as of March 31, 2025.

Reference to Note 19 for detailed disclosure of other entered lease agreements.

Note 21 — Income taxes

As of March 31, 2025 and June 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for each of the three months ended March 31, 2025 and 2024 was 0% and (2.3)%. The effective tax rate for each of the nine months ended March 31, 2025 and 2024 was 0% and (1.0)%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets.

Note 22 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tablet products	$219,545	$-	$392,660	$657,800
Mobile phone products	8,868,686	513,836	46,571,691	688,863
Wearable products and others	1,557,962	-	3,358,138	-
Subtotal product revenues	10,646,193	513,836	50,322,489	1,346,663
App service commission revenue, net, and others	745,885	-	1,661,872	-
Total revenues, net	$11,392,078	$513,836	$51,984,361	$1,346,663

Disaggregated information of revenues by business line is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Wholesale revenues	$9,943,509	$513,836	$49,412,977	$1,346,663
E-Commerce revenues	702,684	-	909,512	-
Subtotal product revenues	10,646,193	513,836	50,322,489	1,346,663
App service commission revenue, net, and others	745,885	-	1,661,872	-
Total revenues, net	$11,392,078	$513,836	$51,984,361	$1,346,663

Note 23 — Basic and diluted loss per share

Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted net loss per share attributable to common stockholders adjusts basic loss per share for the potentially dilutive impact of non-participating shares of common stock that are subject to the convertible note, and other securities outstanding. Certain securities may be anti-dilutive and would be excluded from the calculation of diluted loss per share and disclosed separately. Because of the nature of the calculation, particular securities may be dilutive in some periods and anti-dilutive in other periods.

The following table presents the computation of basic and diluted loss per share attributable to common stockholders, for the periods presented:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024

Net loss – basic and diluted EPS	$(4,081,511)	$(886,570)	$(4,927,154)	$(2,074,001)

Basic and diluted weighted average shares outstanding*	7,050,260	3,303,333	5,937,756	3,303,333

Basic and diluted loss per share	$(0.58)	$(0.27)	$(0.83)	$(0.63)

*	There were no shares that have a dilutive effect for the three and nine months ended March 31, 2025 and 2024.

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Earnout Shares*	2,100,000	-	2,100,000	-
Warrants **	12,145,917	-	12,145,917	-
RSUs**	727,009	-	727,009	-
Common stock underlying from the convertible notes **	-	568,497	-	568,497
Total	14,972,926	568,497	14,972,926	568,497

*	As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The Earnout Shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested.

**	The Company’s outstanding warrants, RSUs, and common stock that is potentially convertible from the convertible notes were excluded from the computation of diluted EPS because it has anti-dilutive effect as the company had a net loss during the periods presented.

Note 24 — Segment information

The Company conducts business as a single operating segment which is based upon the Company’s organizational and management structure, as well as information used by the Company’s CODM to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 3.

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net loss, as reported on the unaudited condensed consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For The Three Months Ended		For The Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Revenues, net	$11,392,078	$513,836	$51,984,361	$1,346,663
Less cost of goods sold	10,728,765	553,518	48,732,206	1,286,762
Less significant segment expenses:
Commission expenses	58,409	-	421,802	-
Marketing consulting expenses	426,262	134,500	1,233,821	357,984
Warranty and testing expenses	280,227	7,945	810,287	54,416
Other selling and marketing expenses	195,955	12,774	417,886	87,402
Salary expenses	1,312,948	243,271	3,249,577	642,402
Professional expenses	441,663	241,455	1,449,299	545,489
Insurance expenses	111,284	7,072	448,170	33,020
Credit losses	401,988	-	464,988	-
Office expenses	74,883	8,429	257,609	33,167
Rent expenses	66,850	13,149	192,122	44,576
Other general and administrative	76,745	38,748	289,977	103,261
Other research and development expenses	427,386	-	1,007,607	-
Research and development expenses-related party	22,792	45,584	91,168	45,584
Stock-based compensation expenses	326,588	-	527,542	-
Other segment items:
Interest expense	1,553,993	77,573	3,005,186	169,778
Other expense (income), net	2,118	(3,440)	257	(2,995)
Change in fair value of earnout liabilities	(1,032,267)	-	(5,687,989)	-
Provision for income taxes	-	19,828	-	19,828
Segment net loss	$(4,084,511)	$(886,570)	$(4,927,154)	$(2,074,011)

Note 25 — Subsequent events

The Company evaluated all events and transactions that occurred after March 31, 2025 up through the date the Company issued these unaudited condensed consolidated financial statements.

On April 2, 2025, President Trump signed the Executive Order, Regulating Imports with a Reciprocal Tariff to Rectify Trade Practices that Contribute to Large and Persistent Annual United States Goods Trade Deficits (“the April 2 EO”), to take action based on the results of certain investigations related to the causes of the U.S.’s large and persistent annual trade deficits in goods. Subsequent to the April 2 EO, there have been additional Executive Orders that have, among other actions, effectively suspended the enforcement of certain country-specific tariffs until July 9, 2025, for all trading partners except for the People’s Republic of China (“PRC”), for which a separate Executive Order was issued on May 12, 2025 that, among other things, lowered reciprocal tariff rates for PRC imports from 125% to 10% for a period of 90 days. The Company is currently assessing the potential impact of these actions, however it is reasonably possible that the impact of these tariffs will result in a reduction in the Company’s projected operating results and reduce liquidity which may result in a material impact on certain estimates included in the financial statements such as the collectability of account receivables and carrying value of inventories.

On April 8, 2025, Foxx Technologies Inc (“Foxx Tech”) was incorporated in the States of California. Foxx Tech is 100% owned by the Company.

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

For the three months ended March 31, 2025, our sales went back to our historical level, as we have added three new major customers and launched new products and services during the period.

For the nine months ended March 31, 2025, our sales went back to our historical level, as we have added three new major customers and launched new products and services during the period.

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

Results of Operations

Comparison for the three months ended March 31, 2025 and 2024

	For the Three Months Ended March 31,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$11,392,078	$513,836	$10,878,242	2,117.1%
Cost of goods sold	10,728,765	553,518	10,175,247	1,838.3%
Gross profit	663,313	(39,682)	702,995	(1,771.6)%
Operating expenses
Selling expense	1,551,369	155,219	1,396,150	899.5%
General, and administrative expense	1,823,287	552,124	1,271,163	230.2%
Research and development – related party	22,792	45,584	(22,792)	(50.0)%
Research and development	826,532	-	826,532	100.0%
Loss from operations	(3,560,667)	(792,609)	(2,768,058)	349.2%
Other expense, net	(523,844)	(74,133)	(449,711)	606.6%
Provision for income tax	-	19,828	(19,828)	(100.0)%
Net loss	(4,084,511)	(886,570)	(3,197,941)	360.7%
Foreign currency translation adjustment	(412)	-	(412)	100.0%
Comprehensive loss	$(4,084,923)	$(886,570)	$(3,198,353)	360.8%

Revenues

Our revenue primarily derived from sales of electronic products. The total revenues increased by approximately $10.9 million, or 2,117.1%, to approximately $11.4 million for the three months ended March 31, 2025 as compared to $0.5 million for the three months ended March 31, 2024. The increase of the total revenue was mainly attributable to the sales from three new major wholesale customers who aggregately accounted for 65% of our sales and to launching a new line of products, which is the wearable electronic products, and new service.

Our revenues from our revenue categories are summarized as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Tablet products	$219,545	$-
Mobile phone products	8,868,686	513,836
Wearable products and others	1,557,962	-
Subtotal product revenues	10,646,193	513,836
App service commission revenue, net, and others	745,885	-
Total revenues, net	$11,392,078	$513,836

Revenue from the sales of tablets increased by approximately $0.2 million, or 100.0%, to approximately $0.2 million for the three months ended March 31, 2025 from $0 for the same period in 2024. Revenue from sales of phones, which accounts for 78% of total revenue, increased by approximately $8.4 million, or 1,626.0%, to approximately $8.9 million for the three months ended March 31, 2025 from $0.5 million for the same period in 2024 as we rolled out some new phone products beginning in January 2024 and the sales from two new major wholesale customers who aggregately accounted for 52% of our sales. Revenue from sales of wearable products and others, which was new for the three months ended March 31, 2025, increased by approximately $1.6 million, or 100.0%, to approximately $1.6 million for the three months ended March 31, 2025 from $0 for the same period in 2024 as we rolled out some new wearable products beginning in October 2024 and the sales from one new wholesale customer who aggregately accounted for 13% of our sales. Revenue from App service commission and others increased by approximately $0.7 million, or 100.0%, to approximately $0.7 million for the three months ended March 31, 2025 from $0 for the same period in 2024 as we started to generate income by providing installation of App service to our partners on our mobile devices and procure the distribution of these devices to the end users beginning in July 2024.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold increased by approximately $10.1 million, or 1,838.3%, to approximately $10.7 million for the three months ended March 31, 2025 as compared to $0.6 million for the three months ended March 31, 2024. The increase in cost of goods sold is a direct result of an increase in our revenue, consistent with the acquisition of our three new major wholesale customers and new product line as discussed above for the three months ended March 31, 2025 as compared to the same period in 2024.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Tablet products	$175,135	$-
Mobile phone products	9,117,657	553,518
Wearable products	1,415,375	-
Other service cost	20,598	-
Total cost of goods sold	$10,728,765	$553,518

Our cost of goods sold for tables increased by approximately $0.2 million, or 100.0%, to approximately $0.2 million for the three months ended March 31, 2025 from $0 for the same period in 2024. Cost of goods sold for mobile phone products increased by approximately $8.5 million, or 1,547.2%, to approximately $9.1 million for the three months ended March 31, 2025 from $0.6 million for the same period in 2024, which is consistent with the direct result of an increase in our revenue. Cost of goods sold for wearable products and others increased by approximately $1.4 million, or 100.0%, to approximately $1.4 million for the three months ended March 31, 2025 from $0 for the same period in 2024. Other service cost increased by approximately $21,000, or 100.0% to approximately $21,000 for the three months ended March 31, 2025 from $0 for the same period in 2024.

Gross Profit

Our gross profit increased by approximately $0.7 million, or 1,771.6%, to approximately $0.7 million for the three months ended March 31, 2025, from approximately $(40,000) for the three months ended March 31, 2024.

Our gross profit from their major revenue categories is summarized as follows:

	For the Three Months Ended March 31,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross profit	$44,410	$-	$44,410	100.0%
Gross profit percentage	20.2%	0.0%	20.2%

Mobile phone products
Gross profit	$(248,971)	$(39,682)	$209,289	527.4%
Gross profit percentage	(2.8)%	(7.7)%	4.9%

Wearable products and others
Gross profit	$142,587	$-	$142,587	100.0%
Gross profit percentage	9.2%	0.0%	9.2%

App service commission revenue and others
Gross profit	$725,287	$-	$725,287	100.0%
Gross profit percentage	97.2%	0.0%	97.2%

Total
Gross profit (loss)	$663,313	$(39,682)	$702,995	1,771.6%
Gross profit percentage	5.8%	(7.7)%	13.5%

For the three months ended March 31, 2025 and 2024, our overall gross profit percentage was 5.8% and (7.7)%, respectively. The increase in gross profit percentage of 13.5% was primarily due to the increases in gross profit percentage for tablet, mobile phone, wearable products and others and App service commission revenue and others.

Gross profit percentage of tablets improved from 0% to 20.2% from the three months ended March 31, 2024 to the same period in 2025. This was primarily due to our change of business strategy as discussed above, which lead to the increase in the unit selling price of electronic products, and the decrease in the unit purchase price of the purchasing goods.

Gross loss percentage for mobile phones decreased from (7.7)% to (2.8)% for the three months ended March 31, 2024, to the same period in 2025. This decrease was primarily due to the increasing sales of mobile phones with higher gross profit percentage during the three months ended March 31, 2025.

For the three months ended March 31, 2025, our gross profit percentage of wearable products was 9.2%. We did not have this kind of products for the three months ended March 31, 2024.

For the three months ended March 31, 2025, our gross profit percentage of App service commission and others was 97.2% because App service commission revenue was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions occur at a point in time when the end users of the mobile devices use the App and we received the App revenue share (service commission) from our partners without cost of goods. We did not have this kind of service for the three months ended March 31, 2024.

Operating Expenses

Total operating expenses increased by approximately $3.4 million, or 461.0%, to approximately $4.2 million for the three months ended March 31, 2025 from approximately $0.8 million for the three months ended March 31, 2025.

Our operating expenses are summarized as follows:

	For the Three Months ended March 31,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$1,551,369	$155,219	$1,396,150	899.5%
General and administrative expense	1,823,287	552,124	1,271,163	230.2%
Research and development – related party	22,792	45,584	(22,792)	(50.0)%
Research and development	826,532	-	826,532	100.0%
Total operating expense	$4,223,980	$752,927	$3,471,053	461.0%

The increase in operating expense was mainly attributed to the following:

Selling Expenses

Selling expenses increased, approximately $1.4 million, or 899.5%, to approximately $1.6 million for the three months ended March 31, 2025, from approximately $0.2 million for the three months ended March 31, 2024. The increased selling expenses was mainly attributable to approximately $0.6 million increase in commission, payroll and payroll related expense as we recruited and hired more salespersons to our team during the three months ended March 31, 2025, approximately $0.3 million increase in consulting fees, as the Company engaged additional sales consultant to enhance our sales efforts, approximately $0.2 million increase in sampling, testing and certification expenses, approximately $0.1 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our sales team members under employee incentive plan, and approximately $0.2 million increase advertising and marketing, which all directly related with boosting the brand awareness, adding new product models, and to attract more business opportunities in the electronic devices market during the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses increased approximately $1.2 million, or 230.2%, to approximately $1.8 million for the three months ended March 31, 2025 from approximately $0.6 million for the three months ended March 31, 2024. The increased general and administrative expense were mainly attributable to the approximately $0.2 million increase in professional expense on audit, legal and accounting fees as we became a public company, approximately $0.2 million increase in salary and wages as we made more new hires during the three months ended March 31, 2025, approximately $0.4 million increase in credit losses due to the increasing risk of uncollectable accounts from one customer, approximately $0.2 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our management team members under employee incentive plan, and approximately $0.2 million increase in other general and administrative miscellaneous expenses, such as insurance, rent expense, travel expense, and office expense due to increased expenses in the increased of our operations. We anticipate a continued rise in our G&A as we persist in executing our business expansion plan and integrating IoT-enabled devices alongside our cloud platform to streamline operations in 2025.

Research and Development — related party

Research and development (“R&D”) expenses from a related party decreased by approximately $23,000, or 50.0%, where the decrease was primarily due to an R&D project began in 2024. During the three months ended March 31, 2024, a related party completed initiated a 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $46,000 accordingly based on the progression of the R&D project. During the three months ended March 31, 2025, the related party completed additional 20% of the remaining 5G development project, and we recognized a R&D expense approximately of $23,000. We expect to finish our development of the 5G products in 2025.

Research and Development

R&D expenses increased by approximately $0.8 million, or 100.0%, from $0 for the three months ended March 31, 2024 to $0.8 million for the same period in 2025. The increase is due to hiring more employees and engaging third parties to provide development services for new products during the three months ended March 31, 2025. The increase is also attributable to approximately $0.1 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our R&D team members under employee incentive plan.

Other expense, net

Our other expense, net is summarized as follows:

	For the Three Months ended March 31,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Other expense
Interest expense	$(1,553,993)	$(77,573)	$1,476,420	1,903.3%
Other income (expense), net	(2,118)	3,440	(5,558)	(161.6)%
Change in fair value of earnout liabilities	1,032,267	-	1,032,267	100.0%
Total other expense, net	$(523,844)	$(74,133)	$(449,711)	606.6%

Total other expense, net increased by approximately $0.4 million, or 606.6%, to approximately $0.5 for the three months ended March 31, 2025, from approximately $74,000 for the three months ended March 31, 2024. The increase was primarily due to the interest expenses incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable and offset by the change in fair value of earnout liabilities in connection with the Business Combination.

Provision for income taxes

The provision for income taxes was $0 and approximately $20,000 for the three months ended March 31, 2025 and 2024, decreased by $20,000 or 100.0% as we had made full allowance of our deferred tax assets on net operating losses for the three months ended March 31, 2025. Foxx had provision for income taxes of approximately $20,000 resulted from timing difference between calendar year on income tax return in 2022 and fiscal year of operation of June 30, for which those operating losses incurred from January 2023 to June 2023 cannot be carried back. At the same time, we had provided 100% allowance on its deferred tax assets on net operating losses for the three months ended March 31, 2024.

Net Loss

Net loss increased by approximately $3.2 million, or 360.8%, to approximately $4.1 million for the three months ended March 31, 2025, from approximately $0.9 million for the three months ended March 31, 2024. Such change was mainly due to the reasons discussed above.

Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment of approximately $400 are mainly due to the fluctuation of foreign exchange rates between SGD (the functional currency of our subsidiary) and the USD dollar (reporting currency) for the three months ended March 31, 2025.

Comparison for the nine months ended March 31, 2025 and 2024

	For the Nine Months Ended March 31,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$51,984,361	$1,346,663	$50,637,698	3,760.2%
Cost of goods sold	48,732,206	1,286,762	47,445,444	3,687.2%
Gross profit	3,252,155	59,901	3,192,254	5,329.2%
Operating expenses
Selling expense	4,393,150	499,802	3,893,348	779.0%
General, and administrative expense	4,826,704	1,401,915	3,424,789	244.3%
Research and development – related party	91,168	45,584	45,584	100.0%
Research and development	1,550,833	-	1,550,833	100.0%
Loss from operations	(7,609,700)	(1,887,400)	5,722,300	303.2%
Other income (expense), net	2,682,546	(166,783)	2,849,329	1,708.4%
Provision for income tax	-	19,828	(19,828)	(100.0)%
Net loss	$(4,927,154)	$(2,074,011)	$2,853,143	137.6%
Foreign currency translation adjustment	(412)	-	(412)	(100.0)%
Comprehensive loss	(4,927,566)	(2,074,011)	2,853,555	137.6%

Revenues

Our revenue primarily derived from sales of electronic products. The total revenues increased by approximately $50.6 million, or 3,760.2%, to approximately $52.0 million for the nine months ended March 31, 2025 as compared to $1.3 million for the nine months ended March 31, 2025. The increase of the total revenue was mainly attributable to the sales from three new major wholesale customers who aggregately accounted for 78% of our sales.

Our revenues from our revenue categories are summarized as follows:

	For the Nine Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Tablet products	$392,660	$657,800
Mobile phone products	46,571,691	688,863
Wearable products and others	3,358,138	-
Subtotal product revenues	50,322,489	1,346,663
App service commission revenue, net, and others	1,661,872	-
Total revenues, net	$51,984,361	$1,346,663

Tablet product sales were insignificant in our operations for the nine months ended March 31, 2025. Revenue from the sales of tablets decreased by approximately $0.3 million, or 40.3%, to approximately $0.4 million for the nine months ended March 31, 2025 from $0.7 million for the same period in 2024. Revenue from sales of mobile phones increased by approximately $45.9 million, or 6,660.7%, to approximately $46.6 million for the nine months ended March 31, 2025 from $0.7 million for the same period in 2024 as we rolled out some new mobile phone products beginning in January 2024 and the sales from three new major wholesale customers who aggregately accounted for 78% of our sales. Revenue from sales of wearable products and others increased by approximately $3.4 million, or 100.0%, to approximately $3.4 million for the nine months ended March 31, 2025 from $0 for the same period in 2024 as we rolled out some new wearable products beginning in October 2024. Revenue from App service commission and others increased by approximately $1.7 million, or 100.0%, to approximately $1.7 million for the nine months ended March 31, 2025 from $0 for the same period in 2024 as we started to generate income by providing installation of App service to our partners on our mobile devices and procure the distribution of these devices to the end users beginning in July 2024.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold increased by approximately $47.4 million, or 3,687.2%, to approximately $48.7 million for the nine months ended March 31, 2025 as compared to $1.3 million for the nine months ended March 31, 2025. The increase in cost of goods sold is a direct result of an increase in our revenue, consistent with the acquisition of our three new major wholesale customers as discussed above for the nine months ended March 31, 2025 as compared to the same period in 2024.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Nine Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Tablet products	$312,704	$482,608
Mobile phone products	45,450,285	804,154
Wearable products and others	2,948,619	-
Other service cost	20,598	-
Total cost of goods sold	$48,732,206	$1,286,762

Our cost of goods sold for tables decreased by approximately $0.2 million, or 35.2%, to approximately $0.3 million for the nine months ended March 31, 2025 from $0.5 million for the same period in 2024. Cost of goods sold for mobile phone products increased by approximately $44.7 million, or 5,551.9%, to approximately $45.5 million for the nine months ended March 31, 2025 from $0.8 million for the same period in 2024, which is consistent with the direct result of an increase in our revenue. Cost of goods sold for wearable products and others increased by approximately $2.9 million, or 100.0%, to approximately $2.9 million for the nine months ended March 31, 2025 from $0 for the same period in 2024. Other service cost increased by approximately $21,000, or 100.0% to approximately $21,000 for the nine months ended March 31, 2025 from $0 for the same period in 2024.

Gross Profit

Our gross profit increased by approximately $3.2 million, or 5,329.2%, to approximately $3.3 million for the nine months ended March 31, 2025, from approximately $60,000 for the nine months ended March 31, 2024.

Our gross profit from their major revenue categories is summarized as follows:

	For the Nine Months Ended March 31,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross profit	$79,956	$175,192	$(95,236)	(54.4)%
Gross profit percentage	20.4%	26.6%	(6.3)%

Mobile phone products
Gross profit (loss)	$1,121,406	$(115,291)	$1,236,697	1,072.7%
Gross profit (loss) percentage	2.4%	(16.7)%	19.1%

Wearable products and others
Gross profit	$409,519	$-	$409,519	100.0%
Gross profit percentage	12.2%	0.0%	12.2%

App service commission revenue and others
Gross profit	$1,641,274	$-	$1,641,274	100.0%
Gross profit percentage	98.8%	0.0%	98.8%

Total
Gross profit	$3,252,155	$59,901	$3,192,254	5,329.2%
Gross profit percentage	6.3%	4.4%	1.8%

For the nine months ended March 31, 2025 and 2024, our overall gross profit percentage was 6.3% and 4.4%, respectively. The increase in gross profit percentage of 1.8% was primarily due to the increase in gross profit percentage for mobile phones, wearable products and others and App service commission revenue and others.

Gross profit percentage of tablets decreased from 26.6% to 20.4% from the nine months ended March 31, 2024 to the same period in 2025. This was primarily due the decrease of sales of those with higher unit selling prices and lower unit purchase prices.

Gross profit (loss) percentage for mobile phones increased from (16.7)% to 2.4% from the nine months ended March 31, 2024, to the same period in 2025. This was primarily due to our change of business strategy as discussed above, which lead to the increase in the unit selling price of electronic products, and the decrease in the unit purchase price of the purchasing goods.

For the nine months ended March 31, 2025, our gross profit percentage of wearable products and others was 12.2%. We did not have this kind of products for the nine months ended March 31, 2024.

For the nine months ended March 31, 2025, our gross profit percentage of App service commission and others was 98.8% because App service commission revenue was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions occur at a point in time when the end users of the mobile devices use the App and we received the App revenue share (service commission) from our partners without cost of goods. We did not have this kind of service for the nine months ended March 31, 2024.

Operating Expenses

Total operating expenses increased by approximately $9.0 million, or 457.8%, to approximately $10.9 million for the nine months ended March 31, 2025 from approximately $1.9 million for the nine months ended March 31, 2024.

Our operating expenses are summarized as follows:

	For the Nine Months ended March 31,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$4,393,150	$499,802	$3,893,348	779.0%
General and administrative expense	4,826,704	1,401,915	3,424,789	244.3%
Research and development – related party	91,168	45,584	45,584	100.0%
Research and development	1,550,833	-	1,550,833	100.0%
Total operating expense	$10,861,855	$1,947,301	$8,914,554	457.8%

The increase in operating expense was mainly attributed to the following:

Selling Expenses

Selling expenses increased, approximately $3.9 million, or 779.0%, to approximately $4.4 million for the nine months ended March 31, 2025, from approximately $0.5 million for the nine months ended March 31, 2024. The increased selling expenses was mainly attributable to approximately $1.8 million increase in commission, payroll and payroll related expense as we recruited and hired more salespersons to our team during the nine months ended March 31, 2025, approximately $0.9 million increase in consulting fees, as the Company engaged additional sales consultant to enhance our sales efforts, approximately $0.3 million increase in warranty expenses due to the increase in sales, approximately $0.4 million increase in advertising and marketing expenses to boost sales, approximately $0.1 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our sales team members under employee incentive plan, consultants and independent directors under employee incentive plan, and approximately $0.4 million increase in sampling, testing and certification expenses, which all directly related with boosting the brand awareness, adding new product models, and to attract more business opportunities in the electronic devices market during the nine months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses increased approximately $3.4 million, or 244.3%, to approximately $4.4 million for the nine months ended March 31, 2025 from approximately $0.5 million for the nine months ended March 31, 2024. The increased general and administrative expense were mainly attributable to the approximately $1.0 million increase in professional expense on audit, legal and accounting fees as we became a public company, approximately $0.8 million increase in salary and wages as we made more new hires during the nine months ended March 31, 2025, approximately $0.5 million credit losses due to the increasing risk of uncollectable accounts from one customer, approximately $0.3 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our management team members under employee incentive plan, and approximately $0.7 million increase in other general and administrative miscellaneous expenses, such as insurance, rent expense, travel expense, and office expense due to increased expenses in the increased of our operations. We anticipate a continued rise in our SG&A as we persist in executing our business expansion plan and integrating IoT-enabled devices alongside our cloud platform to streamline operations in 2025.

Research and Development — related party

Research and development (“R&D”) expenses from a related party increased by approximately $46,000, or 100.0%, where the increase was primarily due to an R&D project began in 2024. During the nine months ended March 31, 2025 and 2024, a related party completed additional 40% and 20%, respectively, of the 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $91,000 and $46,000, respectively, accordingly based on the progression of the R&D project.

Research and Development

R&D expenses increased by approximately $1.6 million, or 100.0%, from $0 for the nine months ended March 31, 2024 to $1.6 million for the same period in 2025. The increase is due to hiring more employees and engaging third parties to provide development services for new products during the nine months ended March 31, 2025. The increase is also attributable to approximately $0.1 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our R&D team members under employee incentive plan.

Other income (expense), net

Our other income (expense), net is summarized as follows:

	For the Nine Months ended March 31,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Other income (expense)
Interest expense	$(3,005,186)	$(169,778)	$2,835,408	1,670.1%
Other (expense) income, net	(257)	2,995	(3,252)	(108.6)%
Change in fair value of earnout liabilities	5,687,989	-	5,687,989	100.0%
Total other expense, net	$2,682,546	$(166,783)	$2,849,329	1,708.4%

Total other income (expense), net increased by approximately $2.9 million, or 1,708.4%, to approximately $2.7 million other income for the nine months ended March 31, 2025, from approximately $0.2 million other expense for the nine months ended March 31, 2024. The increase was primarily due to the change in fair value of earnout liabilities in connection with the Business Combination and offset by the interest expenses incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable.

Provision for income taxes

The provision for income taxes are $0 and approximately $20,000 for the nine months ended March 31, 2025 and 2024, decreased by $20,000 or 100.0% as we had made full allowance of our deferred tax assets on net operating losses for the nine months ended March 31, 2025. Foxx had provision for income taxes of approximately $20,000 resulted from timing difference between calendar year on income tax return in 2022 and fiscal year of operation of June 30, for which those operating losses incurred from January 2023 to June 2023 cannot be carried back. At the same time, we had provided 100% allowance on its deferred tax assets on net operating losses for the nine months ended March 31, 2024.

Net Loss

Net loss increased by approximately $2.8 million, or 137.6%, to approximately $2.1 million for the nine months ended March 31, 2025, from approximately $4.9 million for the nine months ended March 31, 2024. Such change was mainly due to the reasons discussed above.

Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment are mainly due to the fluctuation of foreign exchange rates between SGD (the functional currency of our subsidiary) and the USD dollar (reporting currency).

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

As of March 31, 2025, we had cash and cash equivalents of approximately $3.8 million, while we had accumulated deficit of approximately $16.0 million. During the nine months ended March 31, 2025, we had net loss of approximately $4.7 million and net operating cash outflow of approximately $4.5 million.

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

The following summarizes the key components of cash flows for the nine months ended March 31, 2025 and 2024.

	For the Nine Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(4,653,662)	$(4,250,712)
Net cash used in investing activities	(40,236)	(7,064)
Net cash provided by financing activities	7,894,208	2,687,679
Effect of exchange rate changes	2,297	-
Net change in cash and cash equivalents	$3,202,607	$(1,570,097)

Operating activities

Net cash used in operating activities was approximately $4.7 million for the nine months ended March 31, 2025 and was primarily attributable to (i) approximately $4.9 million net loss, (ii) approximately $14.9 million increased in inventories because we stored more inventories to meet the demand of our anticipated sales orders, (iii) approximately $7.4 million increased in accounts receivable due to the increase of credit sales during the period, (iv) non-cash expenses of approximately $5.7 million, which primarily attributed to the change in fair value of earnouts, (v) approximately $1.0 million increased in prepaid expenses and other current assets due to our prepaid rent payment in connection with our warehouse lease to be commenced in February 2025, (vi) approximately $1.1 million increased in security deposit because we rented more office and warehouse space, (vii) approximately $0.3 million decreased in tax payable of ACAC due to the payment of tax at business combination, and (viii) approximately $0.4 million decrease in contract liabilities due to purchase of more inventories with vendors to meet customer demand. The cash outflow was offset by (ix) approximately $28.0 million increased in accounts payable due to purchase of more inventories with vendors to meet customer demand, (x) approximately $2.0 million increased in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees, (xi) approximately $0.5 million increase in stock compensation due to restricted stock units granted to our employees, consultants and independent director under employee incentive plan, and (xii) approximately $0.5 million provision for credit losses due to the increasing risk of uncollectable accounts from one customer.

Net cash used in operating activities was approximately $4.3 million for the nine months ended March 31, 2024 and was primarily attributable to (i) approximately $2.1 million net loss, (ii) approximately $0.2 million increase in accounts receivable due to Foxx began to provide credit term to its new customers, (iii) approximately $1.7 million increased in prepayment and other current assets due to Foxx engaged with new vendors which required purchase deposits, (iv) approximately $0.7 million increased in inventories due to Foxx changed its business strategy where it rented warehouse in the U.S. to store its inventories, (v) approximately $19,000 in repayment of other payable to a related party in connection with their consulting fees, (vi) approximately $19,000 in payment of operating lease liability, and (vii) approximately $16,000 decreased in income taxes payable. The cash outflow was offset by (viii) non-cash expenses of approximately $50,000, which includes depreciation, amortization of operating right-of-use asset, (ix) approximately $0.1 million increased in customer deposits and (x) approximately $0.3 million increased in other payables and accrued liabilities.

Investing activities

Net cash used in investing activities was approximately $40,000 for the nine months ended March 31, 2025, attributable to approximately $68,000 purchase of some equipment for warehouse and an automobile for our business uses and offset by approximately $28,000 proceeds from sale of the automobile.

Net cash used in investing activities was approximately $7,000 for the nine months ended March 31, 2024 attributable to the purchase of office equipment and furniture.

Financing activities

Net cash provided by financing activities was approximately $7.9 million for the nine months ended March 31, 2025, mainly attributable to approximately $19.7 million proceeds from the reverse recapitalization and $9.0 million proceeds from issuance of convertible promissory notes, proceeds of approximately $0.1 million from issuance of common stock through exercise of warrant, offset by the payment of redeeming shareholders in connection with the business combination of approximately $20.5 million, the repayment of short-term loans of approximately $0.3 million and approximately $0.1 million in payments of deferred transaction costs.

Net cash provided by financing activities was approximately $2.7 million for the nine months ended March 31, 2024 mainly attributable to $3.0 million proceeds from issuance of convertible promissory notes to New Bay Capital Limited in November 2023 and March 2024, offset by approximately $0.2 million in payments of deferred offering costs, the repayment of related party loans of approximately $0.1 million, and the principal payments of long-term loan of approximately $11,000.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective due to the identified material weaknesses described below

Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2025 due to the material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data, which includes:

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

On November 22, 2024, Ximena Semensato (the “Plaintiff”) filed Semensato v. Foxx Development Holdings Inc., et al., No. 2024-1200 (Del. Ch. Ct.), a class action complaint (the “Complaint”) in Delaware Chancery Court (the “Court”) against the Company and certain “Individual Defendants” (“Joy” Yi Hua, Haitao Cui, “Jeff” Feng Jiang, “Eva” Yiqing Miao and Edmund R. Miller) (the “Action”). The Action seeks declaratory relief under provisions of the Delaware General Corporation Law relating to a waiver of the corporate opportunity doctrine that is contained in the Company’s Amended and Restated Certificate of Incorporation. The Company and each of the Individual Defendants deny any and all wrongdoing alleged in the Complaint. However, to avoid the cost and distraction of litigation, the Board determined that it was advisable and in the best interests of the Company and its stockholders to amend Article X of the Charter (the “Amendment”). The Board thus approved and adopted the Second Amended and Restated Certificate of Incorporation of the Company (the “Amended Charter”), and will direct the Amendment to be submitted to the stockholders of the Company for adoption and approval at the next annual meeting of stockholders with the Board’s recommendation that the Amendment be approved and adopted by the stockholders of the Company.

On March 3, 2025, after the Plaintiff was advised of the Board’s approval of the Amended Charter, Plaintiff filed a notice of voluntary dismissal of the Action as moot, which the Court approved by order dated March 4, 2025. Believing that the swift resolution of this Action was in the best interests of and benefit to the Company, and without admitting the allegations Plaintiff made in the Complaint, the Company has agreed to pay $85,000 (the “Mootness Fee,” inclusive of a $500 service award to Plaintiff) to Plaintiff’s counsel to resolve the anticipated application by Plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses. In connection with the March 13, 2025 stipulated order closing the case, the Court ordered that the Company provide this notice. The Court has not and will not pass judgment on the amount of the Mootness Fee.

Item 1a. Risk Factors

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2024 10-K, as well as the Company’s final prospectus (File No. 333-284186), dated January 23, 2025 (the “Warrant Share Issuance Prospectus”), filed with the SEC in connection for the issuance of up to 12,145,917 shares of common stock issuable upon exercises of certain warrants of the Company. The risks and uncertainties that we face are not limited to those set forth in the 10-K and the Warrant Share Issuance Prospectus. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. Except for the additional risk factor set forth below, there have been no material changes to the Company’s risk factors since the filing of the 2024 10-K and the Warrant Share Issuance Prospectus.

Changes to United States tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

On April 2, 2025, President Trump signed the Executive Order, Regulating Imports with a Reciprocal Tariff to Rectify Trade Practices that Contribute to Large and Persistent Annual United States Goods Trade Deficits (“the April 2 EO”), to take action based on the results of certain investigations related to the causes of the U.S.’s large and persistent annual trade deficits in goods. Subsequent to the April 2 EO, there have been additional Executive Orders that have, among other actions, effectively suspended the enforcement of certain country-specific tariffs until July 9, 2025, for all trading partners except for the People’s Republic of China (“PRC”), for which a separate Executive Order was issued on May 12, 2025 that, among other things, lowered reciprocal tariff rates for PRC imports from 125% to 10% for a period of 90 days. The Company is currently assessing the potential impact of these actions, however it is reasonably possible that the impact of these tariffs will result in a reduction in the Company’s projected operating results and reduce liquidity which may result in a material impact on certain estimates included in the financial statements such as the collectability of account receivables and carrying value of inventories.

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

Foxx Development Holdings Inc.

Date: May 14, 2025	By:	/s/ Greg Foley
Greg Foley
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chairwoman and Chief Financial Officer
(Principal Financial and Accounting Officer)