Form 10-K
period 2025-06-30
Foxx Development Holdings Inc.
filed 2025-10-15
CIK 2013807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  001-42285

FOXX DEVELOPMENT HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	99-5119494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15375 Barranca Parkway C106, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 201-962-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FOXX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	FOXXW	The Nasdaq Stock Market LLC

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

Based on paragraph (iv) of the smaller reporting company definition under Rule 12b-2, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of October 10, 2025, was $10,549,388.56.

The number of shares of the common stock of the registrant issued and outstanding as of October 13, 2025 was 6,780,597 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On September 26, 2024 (the “Closing”), Acri Capital Acquisition Corporation, a Delaware corporation (“ACAC”) consummated a previously announced business combination pursuant to the terms of the business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among ACAC, Acri Capital Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of ACAC (the “Purchaser”), Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), and Foxx Development Inc., a Texas corporation (“Old Foxx”), pursuant to which (i) ACAC merged with and into Purchaser (the “Reincorporation Merger”), and (ii) Old Foxx merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and the transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”. Upon Closing, the Purchaser was renamed as “Foxx Development Holdings Inc.” (the “Registrant”).

Unless the context otherwise requires, all references in this Annual Report to “we,” “us,”, “our” or the “Company” refer to the business and operations of Old Foxx and its subsidiaries prior to consummation of the Business Combination and to Foxx Development Holdings Inc., the Registrant, and its subsidiaries following the consummation of the Business Combination.

iii

PART I

ITEM 1. BUSINESS

Overview

Founded in Texas in 2017, we are a technology innovation firm specializing in the communications sector. Since our establishment in 2017, we have expanded our presence to include various locations throughout the United States, such as San Francisco, CA, Dallas, TX, Atlanta, GA, Los Angeles, CA, Miami, FL, and New York, NY. This expansion enables us to provide sales, retail, distribution, and after-sales support services while simultaneously driving innovation through active research and development efforts aimed at pioneering new customization standards and services.

Our business model involves providing comprehensive hardware and software specifications to original design manufacturers. Once the products are developed, we engage with third-party agencies to secure necessary testing and certifications, including Equipment Authorizations from the FCC and certifications from the Global Mobile Suppliers Association. We currently offer a range of Foxx-branded products, including tablets, smartphones, wearables, and expect to launch other high-quality communication terminals. Our products are generally priced competitively after considering various factors such as product costs, research and development investments, regulatory compliance, testing expenses, and shipping costs. Our customers are primarily distributors who sell Foxx-branded products in the U.S. public channels and to major carriers in the United States such as T-Mobile, AT&T, and Verizon. We also began E-Commerce operations in March 2024 and our E-Commerce customers include customers from the TikTok Shop. We also provide an App Service by installing applications from App developer partners onto its mobile devices and facilitating the distribution of these devices to end users.

The Business Combination

Foxx Development Holdings Inc. was incorporated under the name “Acri Capital Merger Sub I Inc.” as a Delaware corporation on November 13, 2023. On September 26, 2024 (the “Closing”), Acri Capital Acquisition Corporation, a Delaware corporation (“ACAC”) consummated a business combination pursuant to the terms of the business combination agreement (as amended from time to time, the “Business Combination Agreement”), by and among ACAC, Acri Capital Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of ACAC (the “Purchaser”), Acri Capital Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser (“Merger Sub”), and Foxx Development Inc., a Texas corporation (“Foxx”), pursuant to which (i) ACAC merged with and into Purchaser (the “Reincorporation Merger”), and (ii) Foxx merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of Purchaser (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and the transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”. Upon Closing, the Purchaser was renamed as “Foxx Development Holdings Inc.”, and the Merger Sub was renamed as “Foxx Development Inc.” (the “Operating Subsidiary”).

The ACAC securities previously traded on the Nasdaq Capital Market (“Nasdaq”) were delisted and ceased trading following the Closing. On September 27, 2024, one business day after the Closing, our Common Stock and Warrants became listed on the Nasdaq under trading symbols “FOXX” and “FOXXW,” respectively.

Unless the context otherwise requires, all references in this Annual Report to “we,” “us,”, “our” or the “Company” refer to the business and operations of Old Foxx and its subsidiaries prior to consummation of the Business Combination and to the Registrant and the Operating Subsidiary following the consummation of the Business Combination.

Merger Consideration

Immediately prior to the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), which was on September 25, 2024, one business day prior to the Closing, (i) each issued and outstanding ACAC unit was automatically separated into one (1) share of ACAC Class A common stock and one-half (1/2) of one ACAC warrant, and (ii) each share of ACAC Class A common stock held by stockholders of ACAC who validly redeemed their shares of ACAC Class A common stock (each “ACAC Redeeming Share”) was automatically cancelled and ceased to exist and thereafter represented only the right to be paid a pro-rata redemption price.

●	At the Reincorporation Merger Effective Time on September 25, 2024, (i) each share of ACAC Class A or Class B common stock issued and outstanding (other than ACAC Redeeming Shares) was converted automatically into one (1) share of common stock of the Registrant, par value $0.0001 per share (the “Common Stock”), and (ii) each issued and outstanding ACAC warrant was converted automatically into one (1) redeemable warrant of the Registrant, exercisable for one (1) share of the Registrant’s Common Stock at an exercise price of $11.50 per share (the “Warrant”).

●	At the Closing on September 26, 2024, by virtue of the Acquisition Merger and the Business Combination Agreement, and without any action on the part of any party to the Business Combination Agreement or affiliate or security thereof, the issued and outstanding shares of common stock of Foxx (“Original Foxx Common Stock”) held by then exiting holders of Original Foxx Common Stock (the “Original Foxx Shareholders”) immediately prior to the Closing (including shares of Original Foxx Common Stock issuable upon conversion of the principal and accrued interest of promissory notes of Foxx issued in the Transaction Financing, as defined below) were cancelled and automatically converted into (i) the right to receive, without interest, the applicable portion of 5,000,000 shares of the Registrant’s Common Stock (the “Closing Payment Stock”, 500,000 of which are subject to the Escrow Arrangement noted below), and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined below), if, as and when payable in accordance with the earnout provisions of the Business Combination Agreement.

Pursuant to the Business Combination Agreement, 500,000 shares of the Closing Payment Stock in aggregate will be deposited (the “Escrow Arrangement”) to a segregated escrow account and released to the Original Foxx Shareholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program (ACP) managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

Additionally, the Original Foxx Shareholders may be entitled to receive “Earnout Shares”, which refer to 4,200,000 shares of the Registrant’s Common Stock, subject to the vesting schedule (the “Vesting Schedule”) as follows:

●	(i) in connection with the financial performance for the fiscal year ended June 30, 2024:

(A) 700,000 Earnout Shares will be issued to Original Foxx Shareholders on a pro rata basis if and only if the Registrant’s audited consolidated financial statements for the fiscal year ended June 30, 2024 (“2024 Registrant Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by the Registrant after Closing, reflect revenue of the Registrant for the fiscal year ended June 30, 2024 (the “Registrant 2024 Revenue”) no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

(B) 1,400,000 Earnout Shares will be issued to Original Foxx Shareholders on a pro rata basis if and only if the Registrant 2024 Revenue reflected in the 2024 Registrant Audited Financial Statements is no less than $84,000,000 (including $84,000,000) and less than $100,000,000 (excluding $100,000,000);

(C) 2,100,000 Earnout Shares will be issued to Original Foxx Shareholders on a pro rata basis if and only if the Registrant 2024 Revenue reflected in the 2024 Registrant Audited Financial Statements is no less than $100,000,000 (including $100,000,000);

provided, however, that the Earnout Shares will be issued and delivered pursuant to one paragraph from (i)(A)-(i)(C) above only once; and

●	(ii) In connection with the financial performance for the fiscal year ended June 30, 2025:

(A) 700,000 Earnout Shares will be issued to Original Foxx Shareholders on a pro rata basis if and only if the Registrant’s audited consolidated financial statements for the fiscal year ended June 30, 2025 (“2025 Registrant Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by the Registrant after Closing, reflect revenue of the Registrant for the fiscal year ended June 30, 2025 (the “Registrant 2025 Revenue”) no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

(B) 1,400,000 Earnout Shares will be issued to Original Foxx Shareholders on a pro rata basis if and only if the Registrant 2025 Revenue reflected in the 2025 Registrant Audited Financial Statements is no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

(C) 2,100,000 Earnout Shares will be issued to Original Foxx Shareholders on a pro rata basis if and only if the Registrant 2025 Revenue reflected in the 2025 Registrant Audited Financial Statements is no less than $115,000,000 (including $115,000,000);

provided, however, that the Earnout Shares will be issued and delivered pursuant to one paragraph from (ii)(A) to (ii)(C) above only once.

On October 24, 2024, upon the filing of the 2024 Audited Financial Statements as part of the Company’s Annual Report on Form 10-K filed with the SEC (the “2024 10-K”), any Earnout Shares that the Original Foxx Shareholders may be entitled to receive under the Vesting Schedule were automatically forfeited, as the Company did not meet any of the vesting conditions for the fiscal year ended June 30, 2024 as provided in the Vesting Schedule. The Earnout Shares in connection with the fiscal year ended June 30, 2025 were also forfeited automatically as the Company did not meet any of the vesting conditions for the fiscal year ended June 30, 2025 as provided in the Vesting Schedule.

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

On June 21, 2023, Old Foxx entered into a securities purchase agreement (the “Convertible Note Agreement 1”) with New Bay Capital Limited, a Hong Kong registered company (“New Bay”), and issued a promissory note (“Note 1”) to New Bay in the principal amount of $2 million with an interest rate of 7% per annum, convertible into shares of Original Foxx Common Stock at $30.00 per share upon the listing of Original Foxx Common Stock through an initial public offering. On December 21, 2023, Old Foxx entered into another securities purchase agreement (the “Convertible Note Agreement 2”) with New Bay with the same terms and conditions as the Convertible Note Agreement, and issued another promissory note (“Note 2”) to New Bay in the principal amount of $2 million.

In connection with the Business Combination Agreement and all the transaction contemplated therein (the “Business Combination”), in the spring of 2024, Old Foxx and ACAC reached out to New Bay to seek its interest in participating in further financing in connection with the Business Combination.

After negotiations with New Bay, On March 15, 2024, Old Foxx and New Bay agreed to an amendment to amend both Convertible Note Agreement 1 and Convertible Note Agreement 2, and to amend Note 1 and Note 2, by removing the lock-up provisions as provided therein and allowing the unpaid principal and accrued interest on Note 1 and Note 2 to convert to Original Foxx Common Stock immediately prior to the closing of the Business Combination. New Bay also subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively, the “New Bay Notes”).

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

Immediately prior to the Closing, all the accrued and unpaid principal and interests on the New Bay Notes, Note 4, and Note 5 were converted into: (x) 212,050 shares of Original Foxx Common Stock for the New Bay Notes, (y) 200,882 shares of Original Foxx Common Stock for Note 4, and (z) 100,690 share of Old Foxx Common Stock for Note 5, at a price of $30.00 per share. At the Closing, all of the converted shares of Original Foxx Common Stock were cancelled in exchange for the holders’ pro rata share of the Closing Payment Shares using the exchange ratio of 3.3033, resulting in (x) 700,473 shares of our Common Stock issued to New Bay, (y) 663,581 shares of our Common Stock issued to BR Technologies, and (z) 332,614 shares of our Common Stock issued to Grazyna.

Current Products

Our current revenue stream is primarily derived from the sales of tablets and smartphones. For the fiscal year ended June 30, 2025, we achieved sales of approximately 8,000 tablets and 328,000 smartphones sold, generating approximately $60.4 million in revenue. For the fiscal year ended June 30, 2024, our sales reached approximately 12,000 tablets and approximately 80,000 smartphones sold, generating a revenue of approximately $3.2 million.

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

In 2024, we launched C10 LTE tablet, which is equipped with the following key features:

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

Wearables

To complement our smartphones, tablets, and the IoT cloud platform, we are developing customization standards for a diverse range of wearable devices, including Bluetooth watches, Bluetooth bracelets, GPS watches, 4G watches, and etc. We are also researching for connecting wearable products with sports equipment and will work with chip manufacturers, solution providers, and device manufacturers to develop high-quality components and equipment, enabling us to offer reliable and innovative solutions to the end-users.

In February 2024, we partnered with a branded device Original Equipment Manufacturer (“OEM”) and started developing a 4G LTE kids smartwatch for major US Mobile Network Operator (“MNO”) and MVNO carriers. Our first generation wearable devices were launched in the first calendar quarter of 2025 through our E-Commerce channels.

Concurrently, we have been developing our second generation smartwatches for kids that incorporate LTE and Bluetooth technologies. Once we complete the development and certification of the products, we expect to sell such products to third-party distributors, as well as through open-market retail and E-Commerce channels. The launch date for the second generation smartwatches for kids is in the fourth calendar quarter of 2025.

Smart Home Solutions

We expanded our business into smart home market segments. In July 2025, we successfully launched our first product “Leak Shield”, a smart water leak detector we developed through our strategic technology partnership with APEC Water Systems (“APEC”), a premier U.S. manufacturer of water filtration systems. We worked closely with APEC throughout the product development process, bringing expertise in IoT connectivity, mobile app development, and sensor integration to create the APEC Smart Water Leak Detector (SKU: SMTD-001-1PK).

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

Strategic Approach to Sales and Distribution

Third Party Customer-Driven Sales Model

Since inception, we have been employing the strategy of engaging with distributors who purchase products from us and then market our products to consumers through the networks of prominent telecommunications carriers across the United States. We have been able to achieve substantial sales by working with customers who have existing relationships with prominent telecommunications carriers and can efficiently sell our products, allowing us to build presence in the market. We also entered into multiple master agreements with Mobile Virtual Network Operators (MVNOs), broadening our reach and delivering sophisticated telecommunications solutions to an extensive consumer base.

Diversified Sales Approach

In prior years, we actively sought qualification for and participated in national initiatives aimed at enhancing the affordability and accessibility of communication services for individuals with limited income. As a certified supplier for the FCC’s Lifeline and Affordable Connectivity Program (ACP), we played a vital role in efforts to ensure essential communication services are economically accessible. Even though we continue to serve as a key supplier for the Lifeline Program, we have diversified our product offerings to target customers who are interested in other mobile devices, tablets, and IoT products. In addition, we launched our products through TikTok Shop in March 2024 and various online E-Commerce platforms such as BestBuy.com, Walmart.com, Amazon, Shein, Newegg and Mercado Libre in 2025. We have been actively expanding our presence in the digital marketplace and expect to increase our sales through a variety of leading E-Commerce channels. We believe this approach not only broadens our reach but also caters to the preferences of digital consumers, offering them convenient access to our telecommunications solutions. By integrating into various sales channels, both indirect and digital, we are committed to providing high-quality products to a wide audience, driving our growth, and enhancing our position in the competitive electronics market.

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

Geographical Location and Market Presence

We have established a comprehensive network anchored by our key operational facilities across various strategic locations. We are headquartered in Irvine, CA, where we have established a center that integrates sales, retail and distribution, and after-sale support services, and research and development of customization capabilities. The Irvine office serves as the epicenter for our research and development and sales and marketing activities, highlighting our commitment to innovation and market expansion. The Dallas, TX, and Atlanta, GA offices play instrumental roles in executing our sales and marketing initiatives and providing essential operational support. In addition, our Singapore office serves as the epicenter for both our supply chain management and our research and development efforts in Southeast Asia. This strategic distribution of roles and responsibilities across our office locations allows operational efficiency and market responsiveness.

We also maintain a strong sales presence in major metropolitan areas such as Los Angeles, CA, Dallas, TX, and New York, NY.  These strategic locations are carefully selected to maximize our market penetration and facilitate direct engagement with our diverse customer base. Through this geographically diverse presence, we offer comprehensive after-sales services and tailored solutions, thereby reinforcing our commitment to customer satisfaction and technological leadership in the electronics industry.

Experienced Management Team

Our leadership team has decades of combined experience across various aspects of the communications sector, with more than 20 years of experience in major domestic and overseas electronics companies, having held leadership and management roles. Mr. Greg Foley, our Chief Executive Officer, has more than 25 years of experience in leading the sales and marketing of electronic products. Mr. James Liao, our Chief Technology Officer, has a background in electrical engineering and has been leading product innovation and development projects for more than 25 years. Mr. Haitao Cui, our Director and Executive Vice President, also has a background in electrical and engineering automation and over 25 years of experience in sales and marketing of electronics. Our experienced team comprehensively understands market dynamics, consumer demands, and technological trends. We rely on their insights and strategic decision-making to effectively navigate the complex market and to adapt and grow amidst constantly changing industry conditions.

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

These competitive advantages contribute to our success and resilience in the market. The combination of experienced leadership, innovation, efficient supply chain management, and stringent quality control positions us as a leader in the communication section. This enables us to deliver exceptional value to customers and stakeholders alike.

Growth Strategies with IoT Cloud Platform

Our IoT Cloud Platform

We have developed a cloud platform that connects all our devices to a secure central server, creating a unified ecosystem. The platform brings significant benefits, particularly in systematized upgrades, more efficient IoT operations, improved human-machine interactions, enhanced data analytics, and smarter decision-making.

The cloud platform is able to streamline the upgrade process for our devices. Centralized cloud server management allows for efficient updates, patches, and new features across our product line, ensuring devices remain up to date with the latest advancements and security measures, significantly enhancing performance and customer satisfaction.

We prioritize data security and reliability in designing and developing the platform because we understand that the reliability of our cloud infrastructure is the foundation for continuous service, trust, and confidence among customers. To achieve this, we plan to establish our centralized server in Irvine, CA for secured data storage and management.

The platform facilitates comprehensive data analytics and insights, allowing users to gain valuable insights into their personal information and habits from connected device data. These insights enable informed decisions, efficient operations, personalized experiences, and customized solutions based on individual behavior and preferences.

Our cloud platform is designed to offer the following functionalities:

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

This open platform allows compatibility and interoperability with a wide range of device types, IoT protocols, and ecosystems. It not only serves as a device management platform for Foxx’s own communication terminals (such as smartphones, tablets, and IoT sensors) but also offers software development kits and application programming interfaces to other device manufacturers and third-party application developers. This design allows third-party devices and apps to integrate with our cloud platform seamlessly. Additionally, our infrastructure is designed to interact with multiple cloud providers, including Amazon Web Services, Google Cloud Platform, and Microsoft Azure. We believe that our unique model, which combines IoT modules, devices, data, the cloud platform, and services, positions us to deliver comprehensive end-to-end IoT solutions to our customers.

We launched the first generation of our IoT cloud platform in the third calendar quarter of 2024. We allocated time and resources since the first calendar quarter of 2024 to finalize the design and setup of the cloud platform that integrates with the AWS system. The first generation of our IoT cloud platform leverages AWS cloud services and AWS IoT Core services in addition to the customized development by us to provide device management, user management, data management and security management functions.

We developed a second generation of our IoT cloud platform, driven by the vision of a much more inclusive and smarter IoT platform that is compatible with all our devices and potentially products from other brands. This platform integrates more advanced technologies researched and developed by Foxx, with the potential scalability to connect tens of millions of devices. This platform was launched to the market in the fourth calendar quarter of 2024. Our second generation IoT cloud platform involves a full IoT PaaS with the fundamental capabilities of device management, control and status management, user management, access and permission, and physical model management. It supports comprehensive and modern IoT communication protocols. In addition, the second generation IoT platform has full IoT SaaS capabilities with openness and flexibilities of integrating with different IoT verticals, which enables developing customized and compatible services on multiple protocols module, vertical module, Edge module, mobile devices module, and online customized module. It will also provide front-end apps (Android/iOS mobile apps) to the end-users to manage and monitor their IoT devices, and offer multi-tenants services including data, notification, alert, subscription, visualization, and devices interoperable services.

Smart Home Solutions

Our Smart Home Solutions can be divided into three categories: Home Security, Home Safety, and Home Care. “Leak Shield”, the smart water leak detector, was the first “Home Safety” product we launched. In the “Home Security” category, we have been developing a solar-powered 4G LTE outdoor security camera and plan to launch this product in the fourth calendar quarter of 2025. To achieve the goal of offering reliable and eco-friendly surveillance solutions, Foxx has incorporated the following features into this product: 1) These cameras can operate independently of traditional power sources, making them ideal for remote areas like cabins, farms, or construction sites; 2) With the ability to connect to both Wi-Fi and 4G LTE, these cameras offer flexibility in placement and connectivity options; and 3) The integration of 4G connectivity allows for real-time data transfer and remote access, enhancing the monitoring capabilities. Our 4G LTE outdoor security camera is expected to launch in the market in the fourth calendar quarter of 2025. In the “Home Care” category, we plan to develop software applications that will integrate with our wearable products.

To achieve our goal of becoming a “one-stop shop” for smart home solutions, we source products that are essential ancillary devices and components of a full smart home management solution including Home Security, Home Safety, and Home Care from various suppliers that manufacture high-quality products. We will integrate the appropriate modules that we will develop, using various open-source AI algorithms and technologies, into the final products we offer. These products will be designed to allow 1) compatibility with other smart home management solutions we offer and 2) connectivity with the rest of Foxx-branded products.

IoT in Automotive

We have been developing a 4G LTE dashcam as our first foray into the IoT in Automotive market segment. A dashcam with LTE (Long-Term Evolution) is a type of dashboard camera that is equipped with a cellular data connection. With LTE connectivity, a dashcam can provide real-time data transfer, allowing the users to view their dashcams’ live stream and remotely access their dashcams. Users can also benefit from automatic cloud uploads, which makes it easy to access their footage from anywhere. Our 4G LTE dashcam is expected to be launched in the market in the fourth calendar quarter of 2025.

We are in the process of developing a 4G LTE jump starter and a 4G LTE tracker for commercial use. Such devices with 4G connection are smart, networked tools with advanced features like remote tracking, over-the-air (OTA) updates, and fleet management. Both products are expected to be launched in the fourth calendar quarter of 2025.

IoT Modules

We are building a portfolio of IoT modules, which are hardware or software components that enable devices to connect to the Internet and share data with other connected devices and systems. Our portfolio includes a wide range of IoT modules, including 4G LTE Cat 1 bis, Cat 4, Cat M, NB-IoT, 5G, 5G Redcap, 5G AI, Bluetooth, and Wi-Fi modules. These modules enable the connectivity and intelligence of IoT devices, allowing them to collect, transmit and process data, and communicate with other devices and systems. Currently, we have completed the development and pre-production work for the LTE Cat 1 bis, Cat 4, Cat M/NB-IoT, and Bluetooth modules and will undergo lab testing. We have launched these modules in the first calendar quarter of 2025. We have started to develop 5G modules, 5G Redcap modules, and 5G AI modules, which may potentially launch in the first half of 2026.

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

Our products compete with a variety of solutions providers in different market segments. Our current competitors include:

●	Smartphones and Tablets — Motorola, Inseego, HMD, TCL, Vortex, Tinno, BLU, Sky, Maxwest, and Hot Pepper.

●	IoT Products — Netgear, Franklin Wireless, TCL and ZTE.

As the market for our solutions and services expands, other entrants may seek to compete with us either directly or indirectly.

Intellectual Property

Trademarks

Trademarks	Registration Number	Jurisdiction	Registration Date
	5,864,015	U.S.	September 17, 2019
	6,205,214	U.S.	November 20, 2020
	87,944,543	U.S.	June 1, 2018

Domain Names

Domain	Registration Date	Expiration Date
www.foxxusa.com	August 3, 2017	August 3, 2028

Patents

We do not currently have any registered patents. However, our research and development team is actively assessing our customizations, specifications, and other technical expertise and know-how currently protected as trade secrets. We plan to file patents to safeguard our technical expertise and innovations.

Research and Development

For the year ended June 30, 2025, our research and development expenses amounted to approximately $ 2.2 million, a significant portion directed towards the development of new products.

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

Department	Number of Employees
Customer Service	1
Sales and Marketing	5
Product Research and Testing	6
Information Technology	1
Human Resources and Administration	3
Finance	3
Operations	6
Total	25

Certifications

For open market products including U.S. E-Commerce sites, retail stores and distributor channels, etc., we have conducted FCC and Google Mobile Services test and obtained corresponding certifications.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in 15375 Barranca Parkway C106, Irvine, CA. Our facilities are leased from independent third parties. The lease terms range from 1 to 7 years, with the option to renew upon expiration. We believe our current facilities are generally sufficient for our present needs.

Location	Square Footage	Purpose (Office or Manufacturing)	Lease Expiration Date	Monthly Payments
Irvine, CA	1,548	Flex Space	09/30/2026	$3,653.28
San Diego, CA	2,800	Office	05/31/2031	$3605.00
Alpharetta, GA	300	Office	02/14/2026	$591.25

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any material legal proceedings or subject to any material claims, except as disclosed below.

On November 22, 2024, Ximena Semensato (the “Plaintiff”) filed Semensato v. Foxx Development Holdings Inc., et al., No. 2024-1200 (Del. Ch. Ct.), a class action complaint (the “Complaint”) in Delaware Chancery Court (the “Court”) against the Company and certain “Individual Defendants” (“Joy” Yi Hua, Haitao Cui, “Jeff” Feng Jiang, “Eva” Yiqing Miao and Edmund R. Miller) (the “Action”). The Plaintiff seeks declaratory relief under provisions of the Delaware General Corporation Law relating to a waiver of the corporate opportunity doctrine that is contained in the Company’s Amended and Restated Certificate of Incorporation. The Company and each of the Individual Defendants denied any and all wrongdoing alleged in the Complaint. However, to avoid the cost and distraction of litigation, the directors of the board of the Company determined that it was advisable and in the best interests of the Company and its stockholders to amend Article X of the Charter (the “Amendment”). The Board approved and adopted the Second Amended and Restated Certificate of Incorporation of the Company (the “Amended Charter”), and was planning for the Amendment to be submitted to the stockholders of the Company for adoption and approval at the next annual meeting of stockholders with the Board’s recommendation that the Amendment be approved and adopted by the stockholders of the Company.

On March 3, 2025, after the Plaintiff was advised of the Board’s approval of the Amended Charter, the Plaintiff filed a notice of voluntary dismissal of the Action as moot, which the Court approved by order dated March 4, 2025. Believing that the swift resolution of the Action was in the best interests of and benefit to the Company, and without admitting the allegations Plaintiff made in the Complaint, the Company agreed to pay $85,000 (the “Mootness Fee,” inclusive of a $500 service award to Plaintiff) to Plaintiff’s counsel to resolve the anticipated application by Plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses. The Court has not and will not pass judgment on the amount of the Mootness Fee.

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

Stockholders

As  of October 13, 2025, the numbers of record holders of our Common Stock and Public Warrants were 4 and 2, respectively, not including beneficial holders whose securities are held in street name.

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

Overview

Foxx Development Holdings Inc. (“we,” “our”, “us”, or the “Company”) was incorporated on November 13, 2023 under the name “Acri Capital Merger Sub I Inc.” On September 26, 2024 (the “Closing”), Acri Capital Acquisition Corporation (“ACAC”), a Delaware corporation and our parent company at the time, consummated a previously announced business combination pursuant to the terms of the business combination agreement, dated February 18, 2024 (as amended on May 31, 2024, collectively, the “Business Combination Agreement”), by and among us, ACAC, Acri Capital Merger Sub II Inc., a Delaware corporation and our wholly-owned subsidiary at the time (“Merger Sub”), and Foxx Development Inc., a Texas corporation incorporated on May 17, 2017 (“Old Foxx”), pursuant to which (i) ACAC merged with and into us (the “Reincorporation Merger”), with us surviving the Reincorporation Merger, and (ii) Old Foxx merged with and into Merger Sub, with Merger Sub surviving as our wholly-owned Delaware subsidiary (the “Acquisition Merger”). The Reincorporation Merger, the Acquisition Merger, and the transactions contemplated under the Business Combination Agreement, are collectively referred to as the “Business Combination”.

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

Our business model involves providing comprehensive hardware and software specifications to original design manufacturers. Once the products are developed, we engage with third-party agencies to secure necessary testing and certifications, including Equipment Authorizations from the FCC and certifications from the Global Mobile Suppliers Association. We currently offer a range of Foxx-branded products, including tablets, smartphones, wearables, and expects to launch other high-quality communication terminals. Our products are generally priced competitively after considering various factors such as product costs, research and development investments, regulatory compliance, testing expenses, and shipping costs. Our customers are primarily distributors who sell Foxx-branded products in the U.S. public channels and to major carriers in the United States such as T-Mobile, AT&T, and Verizon. Our customers also included individual E-Commerce customers from TikTok Shop, which we began our E-Commerce operations in March 2024. We also provide an App Service by installing applications from App developer partners onto its mobile devices and facilitating the distribution of these devices to end users.

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

Beginning in 2023, we adjusted our business strategy to avoid reliance on limited suppliers and customers and to diversify suppliers and customers to mitigate the concentration and reliance risk. We have added new product models across each product line to target a broader range of customers. As of the date hereof, we have reached out to a total of eighteen wholesale customers to expand our operations in the market and expects to secure purchase orders from these new customers. At the same time, to meet the various product demands of current and prospective customers, we have connected with suppliers who can provide manufacturing support when we secure purchase orders from our customers. In addition, we plan to further expand our product offerings and to launch an IoT platform to manage all end-products sold, and began setting up a service team for our business to business (B2B) model in the artificial IoT department. Through the efforts of expanding product offerings and reaching to broader customer base, we will be able to move away from relying on limited customers and suppliers.

In addition, on February 8, 2024, the U.S. Federal Communication Commission stopped accepting new enrollment in the Affordable Connectivity Program (ACP) and announced that the ACP will stop accepting new applications and enrollments on February 7, 2024, and will stop funding for enrolled customers starting on April 30, 2024. Temporarily impacted by such a change in ACP, most of our new customers cut down their sales teams in anticipation of the reduced customer base, which affected the demand for our products across all channels during the year ended June 30, 2024; and on the other hand, our competitors have stockpiled their products during the year ended June 30, 2024, due to severely declining sales and they have started lower their sale price on their products which affected the demand of our products. However, we may continue to target end-users who are eligible for the Lifeline Program, which is administered by the Universal Service Administrative Company (USAC) and receives funding from the Universal Service Fund, a government program that receives annual contributions from telecommunications companies or their customers. At the same time, because we have initiated our strategic shifts to diversify our product offerings, we expect to target customers who are interested in other mobile devices, tablets, and IoT products. In addition, we began launching our products through TikTok Shop in March 2024 and we expect to grow our sales through this E-Commerce channel.

For the year ended June 30, 2025, we experienced a significant increase in the sales of mobile phone products, as we have added three new major customers. In addition, we have launched new wearable products, such as smart watches, smart rings, smart glasses, trackers and headsets, and App service commission revenue during the period which have driven up our sales for the year ended June 30, 2025 as compared to the same period in 2024.

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

Merger Consideration

Immediately prior to the effective time of the Reincorporation Merger (the “Reincorporation Merger Effective Time”), which was on September 25, 2024, one business day prior to the Closing, (i) each issued and outstanding ACAC unit was automatically separated into one (1) share of ACAC Class A common stock and one-half (1/2) of one ACAC warrant, and (ii) each share of ACAC Class A common stock held by stockholders of ACAC who validly redeemed their shares of ACAC Class A common stock (each “ACAC Redeeming Share”) was automatically cancelled and ceased to exist and thereafter represented only the right to be paid a pro-rata redemption price.

●	At the Reincorporation Merger Effective Time on September 25, 2024, (i) each share of ACAC Class A or Class B common stock issued and outstanding (other than ACAC Redeeming Shares) was converted automatically into one (1) share of our common stock, par value $0.0001 per share (the “Common Stock”), and (ii) each issued and outstanding ACAC warrant was converted automatically into one (1) redeemable our warrant, exercisable for one (1) share of our Common Stock at an exercise price of $11.50 per share (the “Warrant”).

●	At the Closing on September 26, 2024, by virtue of the Acquisition Merger and the Business Combination Agreement, and without any action on the part of any party to the Business Combination Agreement or affiliate or security thereof, the issued and outstanding shares of common stock of Old Foxx (“Original Foxx Common Stock”) held by then exiting holders of Original Foxx Common Stock (the “Original Foxx Shareholders”) immediately prior to the Closing (including shares of Old Foxx Common Stock issuable upon conversion of the principal and accrued interest of promissory notes of Old Foxx issued in the Transaction Financing, as defined below) were cancelled and automatically converted into (i) the right to receive, without interest, the applicable portion of 5,000,000 shares of our Common Stock (the “Closing Payment Stock”, 500,000 of which are subject to the Escrow Arrangement noted below), and (ii) the contingent right to receive the applicable portion of the Earnout Shares (as defined below), if, as and when payable in accordance with the earnout provisions of the Business Combination Agreement.

Upon Closing, we were renamed as “Foxx Development Holdings Inc.”, and the Merger Sub was renamed as “Foxx Development Inc.” (i.e. the Operating Subsidiary).

Pursuant to the Business Combination Agreement, 500,000 shares of the Closing Payment Stock in aggregate were deposited (the “Escrow Arrangement”) to a segregated escrow account and would be released to the Original Foxx Shareholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program (ACP) managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

Additionally, the Original Foxx Shareholders would be entitled to receive “Earnout Shares”, which refer to 4,200,000 shares of our Common Stock, subject to the vesting schedule (the “Vesting Schedule”) as follows:

●	(i)	in connection with the financial performance for the fiscal year ended June 30, 2024:

(A) 700,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if our audited consolidated financial statements for the fiscal year ended June 30, 2024 (“2024 Audited Financial Statements”), prepared in accordance with the Generally Accepted Accounting Principles of the United States (“U.S. GAAP”) and filed with the SEC on Form 10-K by us after Closing, would reflect our revenue for the fiscal year ended June 30, 2024 (the “2024 Revenue”) to be no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

(B) 1,400,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the Registrant 2024 Revenue reflected in the 2024 Audited Financial Statements would be no less than $84,000,000 (including $84,000,000) and less than $100,000,000 (excluding $100,000,000);

(C) 2,100,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the 2024 Revenue reflected in the 2024 Audited Financial Statements would be no less than $100,000,000 (including $100,000,000);

provided, however, that the Earnout Shares would be issued and delivered pursuant to one paragraph from (i)(A)-(i)(C) above only once; and

●	(ii)	In connection with the financial performance for the fiscal year ended June 30, 2025:

(A) 700,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if our audited consolidated financial statements for the fiscal year ended June 30, 2025 (“2025 Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by us after Closing, would reflect revenue of the Registrant for the fiscal year ended June 30, 2025 (the “2025 Revenue”) to be no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

(B) 1,400,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the 2025 Revenue reflected in the 2025 Audited Financial Statements would be no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

(C) 2,100,000 Earnout Shares will be issued to Original Foxx Shareholders on a pro rata basis if and only if the 2025 Revenue reflected in the 2025 Audited Financial Statements would be no less than $115,000,000 (including $115,000,000);

provided, however, that the Earnout Shares would be issued and delivered pursuant to one paragraph from (ii)(A) to (ii)(C) above only once.

On October 24, 2024, upon the filing of the 2024 Audited Financial Statements as part of the Annual Report of the Company on Form 10-K filed with the SEC (the “2024 10-K”), any Earnout Shares that the Original Foxx Shareholders may be entitled to receive under the Vesting Schedule were automatically forfeited, as the Company did not meet any of the vesting conditions for the fiscal year ended June 30, 2024 as provided in the Vesting Schedule. The Earnout Shares in connection with the fiscal year ended June 30, 2025 were also forfeited automatically as the Company did not meet any of the vesting conditions for the fiscal year ended June 30, 2025 as provided in the Vesting Schedule.

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

On June 21, 2023, Old Foxx entered into a securities purchase agreement (the “Convertible Note Agreement 1”) with New Bay Capital Limited, a Hong Kong registered company (“New Bay”), and issued a promissory note (“Note 1”) to New Bay in the principal amount of $2 million with an interest rate of 7% per annum, convertible into shares of Original Foxx Common Stock at $30.00 per share upon the listing of Original Foxx Common Stock through an initial public offering. On December 21, 2023, Old Foxx issued into another securities purchase agreement (the “Convertible Note Agreement 2”) with New Bay with the same terms and conditions as the Convertible Note Agreement, and issued another promissory note (“Note 2”) to New Bay in the principal amount of $2 million.

In connection with the Business Combination Agreement and all the transaction contemplated therein (the “Business Combination”), in the spring of 2024, Old Foxx and ACAC reached out to New Bay to seek its interest in participating in further financing in connection with the Business Combination.

After negotiations with New Bay, On March 15, 2024, Old Foxx and New Bay agreed to an amendment to amend both Convertible Note Agreement 1 and Convertible Note Agreement 2, and to amend Note 1 and Note 2, by removing the lock-up provisions as provided therein and allowing the unpaid principal and accrued interest on Note 1 and Note 2 to convert to Original Foxx Common Stock immediately prior to the closing of the Business Combination. New Bay also subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively, the “New Bay Notes”).

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

Immediately prior to the Closing, all the accrued and unpaid principal and interests on the New Bay Notes, Note 4, and Note 5 were converted into: (x) 212,050 shares of Original Foxx Common Stock for the New Bay Notes, (y) 200,882 shares of Original Foxx Common Stock for Note 4, and (z) 100,690 share of Old Foxx Common Stock for Note 5, at a price of $30.00 per share. At the Closing, all of the converted shares of Original Foxx Common Stock were cancelled in exchange for the holders’ pro rata share of the Closing Payment Shares using the exchange ratio of 3.3033, resulting in (x) 700,473 shares of our Common Stock issued to New Bay, (y) 663,581 shares of our Common Stock issued to BR Technologies, and (z) 332,614 shares of our Common Stock issued to Grazyna.

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

Results of Operations

Comparison for the years ended June 30, 2025 and 2024

	For the Years Ended June 30,
	2025	2024	Change ($)	Change (%)

Revenues, net	$65,919,166	$3,228,559	$62,690,607	1,941.8%
Cost of goods sold	61,144,561	3,112,616	58,031,945	1,864.4%
Gross profit	4,774,605	115,943	4,658,662	4,018.1%
Operating expenses
Selling expense	5,183,464	1,076,761	4,106,703	381.4%
General, and administrative expense	7,068,426	2,076,484	4,991,942	240.4%
Research and development – related party	136,752	91,168	45,584	50.0%
Research and development	2,083,897	-	2,083,897	100.0%
Loss from operations	(9,697,934)	(3,128,470)	(6,569,464)	210.0%
Other income (expense), net	754,541	(282,344)	1,036,885	(367.2)%
Provision for income tax	76,743	19,828	56,915	287.0%
Net loss	(9,020,136)	(3,430,642)	(5,589,494)	162.9%
Foreign currency translation adjustment	(5,002)	-	(5,002)	100.0%
Comprehensive loss	$(9,025,138)	$(3,430,642)	$(5,594,496)	163.1%

Revenues

Our revenue primarily derived from sales of electronic products. The total revenues increased by approximately $62.7 million, or 1,941.8%, to approximately $65.9 million for the year ended June 30, 2025 as compared to $3.2 million for the year ended June 30, 2024. The increase of the total revenue was mainly attributable to the sales from three new major wholesale customers who aggregately accounted for 76% of our sales and launching of a new line of products, which is the wearable electronic products, and new services.

Our revenues from our revenue categories are summarized as follows:

	For the Years Ended
	June 30, 2025	June 30, 2024

Tablet products	$509,843	$660,787
Mobile phone products	59,696,955	2,567,772
Wearable products and others	3,444,077	-
Subtotal product revenues	63,650,875	3,228,559
App service commission revenue, net	2,166,477	-
Other services	101,814	-
Subtotal service revenues	2,268,291	-
Total revenues, net	$65,919,166	$3,228,559

Revenue from the sales of tablet products decreased by approximately $0.2 million, or 22.8%, to approximately $0.5 million for the year ended June 30, 2025, from $0.7 for the year ended June 30, 2024. Revenue from sales of mobile phone products, which accounted for 91% of total revenue, increased by approximately $57.1 million, or 2,224.9%, to approximately $59.7 million for the year ended June 30, 2025 from $2.6 million for the year ended June 30, 2024, primarily because we rolled out some new phone products beginning in January 2024 and the sales to our two new major wholesale customers accounted for 50% of our sales in aggregate. Revenue from sales of wearable products and others, which was new for the year ended June 30, 2025, increased by approximately $3.4 million, or 100.0%, to approximately $3.4 million for the year ended June 30, 2025 from $0 for year ended June 30, 2024, as we rolled out some new wearable products beginning in October 2024. Revenue from App service commission increased by approximately $2.2 million, or 100.0%, to approximately $2.2 million for the year ended June 30, 2025 from $0 for the year ended June 30, 2024, as we started to generate income by providing installation of App service to our partners on our mobile devices and procure the distribution of these devices to the end users beginning in July 2024. Revenue from other services increased by approximately $0.1 million, or 100.0%, to approximately $0.1 million for the year ended June 30, 2025 from $0 for the year ended June 30, 2024, as we started to generate income by providing other logistic and warehouse management services in April 2025.

Cost of Goods Sold

Our cost of goods sold mainly consisted of cost of merchandise and freight. Total cost of goods sold increased by approximately $58.0 million, or 1,864.4%, to approximately $61.1 million for the year ended June 30, 2025 as compared to $3.1 million for the year ended June 30, 2024. The increase in cost of goods sold is a direct result of an increase in our revenue, which is consistent with the acquisition of our three new major wholesale customers and new product line as discussed above for the year ended June 30, 2025.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Years Ended
	June 30, 2025	June 30, 2024

Tablet products	$437,903	$505,832
Mobile phone products	57,618,133	2,606,784
Wearable products	3,040,588	-
Other services cost	47,937	-
Total cost of goods sold	$61,144,561	$3,112,616

Our cost of goods sold for tablets decreased by approximately $0.1 million, or 13.4%, to approximately $0.4 million for the year ended June 30, 2025 from $0.5 for the same period in 2024. Cost of goods sold for mobile phone products increased by approximately $55.0 million, or 2,110.3%, to approximately $57.6 million for the year ended June 30, 2025 from $2.6 million for the same period in 2024, which is consistent with the direct result of an increase in revenue from sales of mobile phone products. Cost of goods sold for wearable products and others increased by approximately $3.0 million, or 100.0%, to approximately $3.0 million for the year ended June 30, 2025 from $0 for the same period in 2024, which is also the direct result of an increase in our revenue as we rolled out some new wearable products beginning in October 2024. Cost of goods sold for other services increased by approximately $48,000, or 100.0% to approximately $48,000 for the year ended June 30, 2025 from $0 for the same period in 2024, which is also the direct result of an increase in our other revenue as we started to generate income by providing other services during the year ended June 30, 2025.

Gross Profit

Our gross profit increased by approximately $4.7 million, or 4,018.1%, to approximately $4.8 million for the year ended June 30, 2025, from approximately $0.1 million for the year ended June 30, 2024.

Our gross profit from their major revenue categories is summarized as follows:

	For the Years Ended June 30,
	2025	2024	Change	Change (%)

Tablet products
Gross profit	$71,940	$154,955	$(83,015)	(53.6)%
Gross profit percentage	14.1%	23.5%	(9.3)%

Mobile phone products
Gross profit	$2,078,822	$(39,012)	$2,117,834	(5,428.7)%
Gross profit percentage	3.5%	(1.5)%	5.0%

Wearable products and others
Gross profit	$403,489	$-	$403,489	100.0%
Gross profit percentage	11.7%	-	11.7%

App service commission revenue
Gross profit	$2,166,477	$-	$2,166,477	100.0%
Gross profit percentage	100.0%	-	100.0%

Other services
Gross profit	$53,877	$-	$53,877	100.0%
Gross profit percentage	52.9%	-	100.0%

Total
Gross profit	$4,774,605	$115,943	$4,658,662	4,018.1%
Gross profit percentage	7.2%	3.6%	3.7%

For the year ended June 30, 2025 and 2024, our overall gross profit percentage was 7.2% and 3.6%, respectively. The increase in gross profit percentage of 3.7% was primarily due to the increases in gross profit percentage for mobile phone products, wearable products and others and app service commission revenue and others.

Gross profit percentage of tablets dropped from 23.5% to 14.1% from the year ended June 30, 2024 to the same period in 2025. This was primarily due the decrease of sales of those with higher unit selling prices and lower unit purchase prices.

Gross profit (loss) percentage for mobile phones increased from (1.5)% to 3.5% for the year ended June 30, 2024, to the same period in 2025. This was primarily due to the increasing sales of new phone models with higher gross profit margins.

For the year ended June 30, 2025, our gross profit percentage of wearable products was 11.7%. We did not have this kind of products for the year ended June 30, 2024.

For the year ended June 30, 2025, our gross profit percentage of App service commission and others was 100.0%. This high margin was primarily attributable to the nature of App service commission revenue, which was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions, activation of Apps, and installation of additional Apps occur at a point in time when the end users of the mobile devices interact with those Apps. We earned the App revenue share (service commission) from our partners without incurring any direct cost, as the pre-installation expenses were included in the research and development expenses prior to installation, and any labor costs with minimal time spent were immaterial to be allocated to cost of revenue. We did not have this kind of service for the year ended June 30, 2024.

For the year ended June 30, 2025, our gross profit percentage of other services was 52.9%. We did not have the other logistic and warehouse management services for the year ended June 30, 2024.

Operating Expenses

Total operating expenses increased by approximately $11.3 million, or 346.1%, to approximately $14.5 million for the year ended June 30, 2025 from approximately $3.2 million for the year ended June 30, 2024.

Our operating expenses are summarized as follows:

	For the Years ended June 30,
	2025	2024	Change ($)	Change (%)

Operating expenses
Selling expenses	$5,183,464	$1,076,761	$4,106,703	381.4%
General and administrative expense	7,068,426	2,076,484	4,991,942	240.4%
Research and development – related party	136,752	91,168	45,584	50.0%
Research and development	2,083,897	-	2,083,897	100.0%
Total operating expense	$14,472,539	$3,244,413	$11,228,126	346.1%

The increase in operating expense was mainly attributed to the following:

Selling Expenses

Selling expenses increased approximately $4.1 million, or 381.4%, to approximately $5.2 million for the year ended June 30, 2025, from approximately $1.1 million for the year ended June 30, 2024. The increased selling expenses was mainly attributable to (i) approximately $2.0 million increase in commission, payroll and payroll related expense as we recruited and hired more salespersons to our team during the year ended June 30, 2025, (ii) approximately $0.9 million increase in consulting fees, as the Company engaged additional sales consultant to enhance our sales efforts, (iii) approximately $0.4 million increase in sampling, testing and certification expenses, (iv) approximately $0.2 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our sales team members under the Incentive Plan, (v) approximately $0.3 million increase in warranty expenses which is in line with sales growth, and (vi) approximately $0.3 million increase advertising and marketing, which all directly related with boosting the brand awareness, adding new product models, and attracting more business opportunities in the electronic devices market during the year ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses increased approximately $5.0 million, or 240.4%, to approximately $7.1 million for the year ended June 30, 2025 from approximately $2.1 million for the year ended June 30, 2024. The increased general and administrative expense were mainly attributable to (i) the approximately $1.3 million increase in professional expense on audit, legal and accounting fees as we became a public company, (ii) approximately $1.2 million increase in salary and wages as we made more new hires during the year ended June 30, 2025, (iii) approximately $0.9 million increase in credit losses due to the increasing risk of uncollectable accounts from a few of our customers, (iv) approximately $0.4 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our management team members under the Incentive Plan, and (v) approximately $1.2 million increase in other general and administrative miscellaneous expenses, such as insurance, rent expense, travel expense, and office expense due to increased expenses in the increased of our operations. We anticipate a continued rise in our G&A as we persist in executing our business expansion plan and integrating IoT-enabled devices alongside our cloud platform to streamline operations in 2026.

Research and Development — related party

Research and development (“R&D”) expenses from a related party increased by approximately $46,000, or 50.0%, where the increase was primarily due to an R&D project began in 2024. During the year ended June 30, 2024, a related party completed 40% of the remaining 5G development project pursuant to an R&D agreement between us and the related party, and we recognized an R&D expense approximately of $91,000 accordingly based on the progression of the R&D project. During the year ended June 30, 2025, the related party completed the remaining 5G development project, and we recognized a R&D expense of approximately $137,000.

Research and Development

R&D expenses increased by approximately $2.1 million, or 100.0%, from $0 for the year ended June 30, 2024 to $2.1 million for the same period in 2025. The increase is due to hiring of more employees and engaging third parties to provide development services for new products during the year ended June 30, 2025. The increase is also attributable to approximately $0.1 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our R&D team members under the Incentive Plan.

Other Income (Expense), Net

Our other expense, net is summarized as follows:

	For the Years ended June 30,
	2025	2024	Change	Change (%)

Other income (expense)
Interest expense	$(4,959,055)	$(278,328)	$(4,680,727)	1,681.7%
Other income (expense), net	25,589	(4,016)	29,605	(737.2)%
Change in fair value of earnout liabilities	5,688,007	-	5,688,007	100.0%
Total other income (expense), net	$754,541	$(282,344)	$1,036,885	(367.2)%

Total other income (expense), net increased by approximately $1.0 million, or 367.2%, to approximately $0.8 million of other income for the year ended June 30, 2025, from approximately $0.3 million of other expenses for the year ended June 30, 2024. The increase was primarily due to approximately $5.7 million of the change in fair value of earnout liabilities in connection with the Business Combination and offset by the increase in interest expenses of approximately $4.7 million incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable.

Provision for Income Taxes

The provision for income taxes was approximately $77,000 and $20,000 for the years ended June 30, 2025 and 2024, respectively, which increased by $57,000 or 287.0% as we had non-deductible change in fair value of earnout liabilities of approximately 5.7 million and capitalized R&D expenses of approximately $2.1 million during the year ended June 30, 2025.

Net Loss

Net loss increased by approximately $5.6 million, or 162.9%, to approximately $9.0 million for the year ended June 30, 2025, from approximately $3.4 million for the year ended June 30, 2024. Such change was mainly due to the reasons discussed above.

Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment of approximately $5,000 are mainly due to the fluctuation of foreign exchange rates between SGD (the functional currency of one of our subsidiaries) and the USD dollar (reporting currency) for the year ended June 30, 2025.

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

As of June 30, 2025, we had cash and cash equivalents of approximately $1.9 million, while we had accumulated deficit of approximately $20.0 million. During the year ended June 30, 2025, we had net loss of approximately $9.0 million and net operating cash outflow of approximately $6.6 million.

If we are unable to generate sufficient funds to finance the working capital requirements within the normal operating cycle of a twelve-month period from the date of the consolidated financial statements are issued, we may have to consider supplementing our available sources of funds through the following sources:

●	Other available sources of financing from banks, other financial institutions or private lenders;

●	Financial support and credit guarantee commitments from our related parties; and

●	Equity financing.

Our management has determined that the factors discussed above have raised substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

The following summarizes the key components of cash flows for the year ended June 30, 2025 and 2024.

	For the Years Ended June 30,
	2025	2024

Net cash used in operating activities	$(6,560,121)	$(4,680,079)
Net cash used in investing activities	(40,236)	(8,743)
Net cash provided by financing activities	7,890,820	3,451,421
Effect of exchange rate changes	(2,458)	-
Net change in cash and cash equivalents	$1,288,005	$(1,237,401)

Operating Activities

Net cash used in operating activities was approximately $6.6 million for the year ended June 30, 2025 and was primarily attributable to (i) approximately $9.0 million in net loss, (ii) approximately $10.9 million increase in inventories because we stored more inventories to meet the demand of our anticipated sales orders, (iii) approximately $7.1 million increase in accounts receivable due to the increase of credit sales during the period, (iv) non-cash expenses of approximately $5.7 million, which primarily attributed to the change in fair value of earnout liabilities, (v) approximately $2.0 million increase in prepaid expenses and other current assets due to our prepaid rent payment in connection with our factory and warehouse leases to be commenced in July 2025, (vi) approximately $1.1 million increase in security deposit because we rented more office, factory and warehouse space which were commenced in July 2025, (vii) approximately $0.2 million decrease in tax payable of ACAC due to the payment of income tax carried from ACAC after the Business Combination, and (viii) approximately $0.6 million decrease in contract liabilities due to purchase of more inventories with vendors to meet customer demand. The cash outflow was offset by (i) approximately $24.8 million increase in accounts payable due to purchase of more inventories with vendors to meet customer demand, (ii) approximately $2.4 million increase in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees, (iii) approximately $1.2 million decrease in contract assets due to purchase of more inventories with vendors to meet customer demand, (iv) approximately $0.8 million increase in non-cash stock compensation due to restricted stock units granted to our employees, consultants and independent director under the Incentive Plan, and (v) approximately $0.9 million provision for credit losses due to the increasing risk of uncollectable accounts from a few of our customers.

Net cash used in operating activities was approximately $4.7 million for the year ended June 30, 2024 and was primarily attributable to (i) approximately $3.4 million net loss, (ii) approximately $0.3 million increasd in accounts receivable due to provision of credit term to our new customers during the year, (iii) approximately $1.7 million increase in contract assets due to engagement with new vendors which required purchase deposits to secure relevant transactions, (iv) approximately $1.8 million increase in inventories due to change in our business strategy where we rented warehouse in the U.S. to store our inventories, (v) approximately $63,000 increase in prepaid expenses and other current assets, and security deposit, (vi) approximately $33,000 in payment of operating lease liability, and (vii) approximately $16,000 decrease in income taxes payable. The cash outflow was offset by (i) non-cash expenses of approximately $0.3 million, which includes depreciation, accrued interest expenses from incurred from convertible notes, and amortization of operating right-of-use assets, (ii) approximately $1.4 million increase in accounts payable due to purchase of more inventories with vendors to meet customer demand, (iii) approximately $0.6 million increase in contract liabilities due to a higher number of sales orders that had not yet been fulfilled but with advance payments made by customers to us to reserve products, and (iv) approximately $0.2 million increase in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees.

Investing Activities

Net cash used in investing activities was approximately $40,000 for the year ended June 30, 2025, attributable to approximately $68,000 purchase of some equipment for our warehouse uses and an automobile for our business uses, and offset by approximately $28,000 proceeds from sale of the automobile.

Net cash used in investing activities was approximately $9,000 for the year ended June 30, 2024 attributable to the purchase of office equipment and furniture.

Financing Activities

Net cash provided by financing activities was approximately $7.9 million for the year ended June 30, 2025, mainly attributable to (i) approximately $19.7 million of proceeds from the reverse recapitalization, (ii) $9.0 million of proceeds from issuance of convertible promissory notes, and (iii) approximately $0.1 million of proceeds from issuance of common stock through exercise of warrant, offset by the payment of redeeming shareholders in connection with the Business Combination of approximately $20.5 million, the repayment of short-term loans of approximately $0.3 million and approximately $0.1 million in payments of deferred transaction costs.

Net cash provided by financing activities was approximately $3.5 million for the year ended June 30, 2024, mainly attributable to $4.0 million of proceeds from issuance of convertible promissory notes to New Bay in November 2023 and March 2024, offset by approximately $0.4 million in payments of deferred offering costs, the repayment of related party loans of approximately $0.1 million, and the principal payments of long-term loan of approximately $16,000.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

Critical Accounting Estimate

The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are critical to the preparation of the consolidated financial statements. Certain accounting estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe that the critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.

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

Earnout Liabilities

At the Closing, pursuant to the Business Combination Agreement, the Original Foxx Shareholders were entitled to receive up to a total of 4,200,000 contingent earnout shares (“Earnout Shares”) in the form of our common stock. The Earnout Shares will be issued upon certain vesting schedules based on our financial performance for the fiscal year ended June 30, 2024 and 2025. The Earnout Shares were classified as a liability at the Closing on September 26, 2024 and measured at fair value at each reporting period, with changes in fair value included in the consolidated statements of operations.

When determining the fair value measurements for earnout liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the earnout liabilities arising from the Business Combination.

The Company developed a Monte Carlo Model that values the earnout subject revenue milestones. The Monte Carlo Model technique applied generates many possible (but random) price paths for the underlying(s) via simulation and then calculates the associated payment value of the security features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and constant volatility. The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of security is derived from path dependent scenarios and outcomes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Foxx Development Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Foxx Development Holdings Inc. (the “Company”) as of June 30, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended June 30, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Application of a Change in Accounting Principle

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

San Jose, CA

October 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Foxx Development Holdings Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the consolidated balance sheet of Foxx Development Holdings Inc. (the “Company” and formerly known as Foxx Development Inc.) as of June 30, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended and the related notes (the 2024 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein). In our opinion, the 2024 financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 3, present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in accounting described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those procedures were audited by CBIZ CPAs P.C..

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MARCUM LLP

MARCUM LLP

We have served as the Company’s auditor from 2023 through 2025.

San Jose, CA

October 24, 2024

FOXX DEVELOPMENT HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2025	2024

ASSETS
CURRENT ASSETS
Cash	$1,875,453	$587,448
Accounts receivable, net of allowance for credit losses of $595,907 and $0 as of June 30, 2025 and 2024, respectively	6,786,792	251,894
Inventories	12,686,739	1,768,072
Contract assets	454,842	1,682,289
Prepaid expenses and other receivables, net of allowance for credit losses of $317,282 and $0 as of June 30, 2025 and 2024, respectively	1,837,812	44,116
Prepaid expenses - related party	8,000	-
Due from a related party	-	140
Total Current Assets	23,649,638	4,333,959

PROPERTY AND EQUIPMENT, NET	131,722	142,619

NON-CURRENT ASSETS
Operating right-of-use assets	1,063,438	405,758
Deferred transaction costs	-	462,177
Security deposits	1,155,016	29,909
Total Non-current Assets	2,218,454	897,844

Total Assets	$25,999,814	$5,374,422

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$26,244,987	$1,396,860
Other payables and accrued liabilities	3,570,959	468,225
Other payable - related parties	272,917	51,168
Contract liabilities	378	649,450
Income taxes payable	76,743	-
Short-term loans	-	291,208
Current maturity of long-term loan	23,743	19,539
Operating lease liabilities - current	211,525	72,531
Convertible promissory notes	-	6,000,000
Total Current Liabilities	30,401,252	8,948,981

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	889,827	332,435
Long-term loan - non-current	73,418	95,442
Total Non-current Liabilities	963,245	427,877

Total Liabilities	31,364,497	9,376,858

COMMITMENTS AND CONTINGENCIES (See Note 20)

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 50,000,000 and 6,606,664 shares authorized as of June 30, 2025 and 2024, respectively; 6,780,597 and 3,303,333 shares issued and outstanding as of June 30, 2025 and 2024, respectively	678	330 *
Additional paid-in capital	14,686,705	7,024,162
Accumulated deficit	(20,047,064)	(11,026,928)
Accumulated other comprehensive loss	(5,002)	-
Total Shareholders' Deficit	(5,364,683)	(4,002,436)

Total Liabilities and Shareholders' Deficit	$25,999,814	$5,374,422

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	June 30,	June 30,
	2025	2024

REVENUES, NET	$65,919,166	$3,228,559
COST OF GOODS SOLD	61,144,561	3,112,616
GROSS PROFIT	4,774,605	115,943

OPERATING EXPENSES:
Selling expenses	5,183,464	1,076,761
General and administrative expenses	7,068,426	2,076,484
Research and development - related party	136,752	91,168
Research and development	2,083,897	-
Total Operating Expenses	14,472,539	3,244,413

LOSS FROM OPERATIONS	(9,697,934)	(3,128,470)

OTHER INCOME (EXPENSE)
Interest expense	(4,959,055)	(278,328)
Other income (expense), net	25,589	(4,016)
Change in fair value of earnout liabilities	5,688,007	-
Total Other Income (Expense), net	754,541	(282,344)

LOSS BFORE INCOME TAXES	(8,943,393)	(3,410,814)

PROVISION FOR INCOME TAXES	76,743	19,828

NET LOSS	(9,020,136)	(3,430,642)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(5,002)	-

COMPREHENSIVE LOSS	$(9,025,138)	$(3,430,642)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES*
Basic	6,148,467	3,303,333
Diluted	6,148,467	3,303,333

LOSS PER SHARE
Basic	$(1.47)	$(1.04)
Diluted	$(1.47)	$(1.04)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' DEFICIT

			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares*	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2023	3,303,333	$330	$7,024,162	$(7,596,286)	$-	$(571,794)
Net loss	-	-	-	(3,430,642)	-	(3,430,642)
BALANCE, June 30, 2024	3,303,333	330	7,024,162	(11,026,928)	-	(4,002,436)
Conversion of convertible promissory notes into common stock upon completion of reverse recapitalization	1,696,668	170	15,408,515	-	-	15,408,685
Issuance of common stock upon completion of reverse recapitalization	2,270,096	227	(2,100,865)	-	-	(2,100,638)
Earnout liabilities	-	-	(5,688,007)	-	-	(5,688,007)
Transaction costs	-	-	(893,577)	-	-	(893,577)
Issuance of common stock through exercise of warrants	10,500	1	120,749	-	-	120,750
Cancellation of common stock held in escrow	(500,000)	(50)	50	-	-	-
Stock-based compensation expenses	-	-	815,678	-	-	815,678
Foreign currency translation	-	-	-	-	(5,002)	(5,002)
Net loss	-	-	-	(9,020,136)	-	(9,020,136)
BALANCE, June 30, 2025	6,780,597	$678	$14,686,705	$(20,047,064)	$(5,002)	$(5,364,683)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,020,136)	$(3,430,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,732	39,783
Interest expense from convertible promissory notes	140,740	264,445
Amortization of operating right of use assets	214,313	32,468
Provision for credit losses	913,190	-
Stock-based compensation expenses	815,678	-
Change in fair value of earnout liabilities	(5,688,007)	-
Loss on sale of equipment	3,400	-
Change in operating assets and liabilities:
Accounts receivable	(7,130,805)	(251,894)
Inventories	(10,918,667)	(1,768,072)
Contract assets	1,227,448	(1,682,289)
Prepaid expenses and other current assets	(2,028,619)	(32,705)
Amount due from related parties	(7,860)	(140)
Security deposits	(1,125,107)	(29,909)
Accounts payable	24,848,127	1,396,861
Contract liabilities	(649,072)	649,423
Taxes payable	(226,262)	(15,842)
Other payables and accrued liabilities	2,350,223	155,526
Other payable - related parties	(150,830)	26,168
Operating lease liabilities	(175,607)	(33,260)
Net cash used in operating activities	(6,560,121)	(4,680,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,336)	(8,743)
Proceeds from sale of equipment	28,100	-
Net cash used in investing activities	(40,236)	(8,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans - related party	-	(91,235)
Repayments to short-term loans	(291,208)	-
Principal payments of long-term loan	(17,820)	(15,967)
Proceeds from convertible promissory note	9,000,000	4,000,000
Proceeds from reverse recapitalization, net of payments of transaction costs	19,710,288	-
Proceeds from issuance of common stock through exercise of warrants	120,750	-
Payment of redemption payable	(20,499,790)	-
Payments of deferred transaction costs	(131,400)	(441,377)
Net cash provided by financing activities	7,890,820	3,451,421

EFFECT OF EXCHANGE RATE CHANGES	(2,458)	-

NET CHANGE IN CASH	1,288,005	(1,237,401)

CASH, beginning of the year	587,448	1,824,849

CASH, end of the year	$1,875,453	$587,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$850	$35,670
Cash paid for interest	$2,507,745	$13,662

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right-of-use assets and lease liabilities	$750,338	$438,226
Modification of operating right-of-use assets and lease liabilities	$121,655	$-
Conversion of convertible promissory notes into common stock	$15,408,685	$-
Reverse recapitalization transaction costs net against additional-paid in capital	$893,577	$-
Deferred transaction costs included in other payables and accrued liabilities	$300,000	$20,800
Initial recognition of earnout liabilities	$5,688,007	$-
Conversion from employee advance to receivable from a third party	$19,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

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

On March 3, 2025, Foxx Development (Singapore) Pte. Ltd (“Foxx Singapore”) was incorporated in Singapore. Foxx Singapore is primarily engaged in assembling electronic products, is 100% owned by the Company. Foxx Singapore had no significant operations as of June 30, 2025.

On April 8, 2025, Foxx Technologies Inc (“Foxx Tech”) was incorporated in the State of California. Foxx Tech is 100% owned by the Company. Foxx Tech had no significant operations as of June 30, 2025.

On May 19, 2025, Nexus IQ Technology Inc (“Nexus IQ”) was incorporated in the State of Delaware. Nexus IQ is primarily engaged in developing, sales and rental of Artificial Intelligence of Things (“AIOT”), is 100% owned by the Company. Nexus IQ had no significant operations as of June 30, 2025.

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company is primarily engaged in the sales of electronic products and debt financing in the form of convertible notes, loans from bank, third parties, related parties, and cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net cash used in operating activities of approximately $6.6 million for the year ended June 30, 2025, (2) net loss of approximately $9.0 million for the year ended June 30, 2025, and (3) accumulated deficit of approximately $20.0 million as of June 30, 2025.

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

Translation adjustments are included in accumulated other comprehensive loss. The balance sheet amounts, with the exception of shareholder’s equity (deficit) at June 30, 2025 were translated at SGD 1.27 to USD 1.00. The average translation rates applied to the consolidated statements of operations and cash flows for year ended June 30, 2025 was SGD 1.32 to USD 1.00. The shareholder’s equity accounts were translated at their historical rates. Amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of June 30, 2025 and 2024, the Company had no cash equivalents on account. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has historically not experienced a loss related to these deposits.

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts on credit losses. Allowance for credit losses for accounts receivables is established based on various factors including historical payments and current economic trends. The Company reviews its allowance for credit loss by assessing individual accounts receivable over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Accounts receivable are written-off on a case by case basis after exhaustive efforts at collection are made, net of any amounts that may be collected. As of June 30, 2025 and 2024, $595,907 and $0, respectively, allowance for credit losses of accounts receivable was recorded and the Company had net accounts receivable of $6,786,792 and $251,894, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using the “First in, First out” method. Inventories mainly include electronic products and accessories which are purchased from the Company’s suppliers as merchandized goods and freight-in. On an annual basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value, the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, based upon forecasts for future demand and market conditions. When inventories are written down to net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2025 and 2024, the Company had inventories of $12,686,739 and $1,768,072, respectively. During the years ended June 30, 2025 and 2024, no inventory write-down was recorded.

Contract assets

Contract assets consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2025 and 2024, no allowance for credit losses on contract assets was recorded.

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

Long-lived assets

The Company reviews the impairment of its long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. As of June 30, 2025 and 2024, there was no impairment of long-lived assets.

Deferred transaction costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1, “Other Assets and Deferred Costs — SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred transaction costs consist of underwriting, legal, accounting, and other professional expenses incurred through the balance sheet date that are directly related to the Business Combination and that will be charged to shareholders’ equity (deficit) upon the completion of the Business Combination. The Company completed the Business Combination on September 26, 2024. As of September 26, 2024, and the Company had deferred transaction costs of $893,577 and charged against shareholders’ deficit (See Note 4). As of June 30, 2025 and 2024, the Company had deferred transaction costs of $0 and $462,177, respectively.

Contract liabilities

Contract liabilities mainly consisted of deposits received from customers before all the relevant criteria for revenue recognition are met and are recorded as customer deposits.

Earnout liabilities

At the Closing of the Business Combination, pursuant to the Business Combination Agreement, the stockholders of Old Foxx were entitled to receive up to a total of 4,200,000 contingent earnout shares (“Earnout Shares”) in the form of common stock of the Company, par value $0.0001 per share (“Common Stock”). The Earnout Shares would be issued upon certain vesting schedules based on the Company’s financial performance for the fiscal years ended June 30, 2025 and 2024. The Earnout Shares are classified as a liability and measured at fair value, with changes in fair value included in the consolidated statements of operations. As of June 30, 2025, the Earnout Shares were forfeited (See Note 17).

Convertible instrument

The Company accounts for its convertible instrument in accordance with ASC 470-20 “Debt with Conversion and Other Options”, whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives or the substantial premium model in ASC 470-20 Debt applies. If the equity securities underlying the embedded conversion option are readily convertible to cash, such as publicly traded common shares, the embedded conversion option is likely to meet the net settlement criterion to be considered a derivative. If the equity securities underlying the conversion option are not readily convertible to cash, the embedded conversion option may not meet the net settlement criterion, and therefore would not meet the definition of a derivative. Because the convertible instrument has a fixed conversion price and therefore, it lacks an underlying and does not meet the requirement of a derivative. As a result, the Company determined its embedded conversion option does not meet the definition of a derivative for bifurcation. All of the convertible notes were converted into the Company’s common stock on September 26, 2024 as part of the business combination. As of June 30, 2025, there were no other outstanding convertible instruments.

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

The Company’s main business is selling electronic products to 1) wholesale customers and 2) individual E-Commerce customers, and the Company’s revenue also came from 3) the App service commission from providing installation of applications on the Company’s mobile devices and revenue share from clicks and impressions.

Wholesale Customers

The Company recognizes a contract with a customer when the contract is committed in writing, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s wholesale contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts, either on Free on Board (“FOB”) shipping point or destination, depending on the specified contract. The Company’s customers generally either pay the order in full balance prior to shipment or in partial payments with credit terms of 30 to 90 days after shipment depends on the specified contract. No sales returns are being given to its wholesale customers as they were being given additional 1-3% of products on top of each customer’s order (see Note 3 - “Warranty” below). There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

Warranty

The Company generally provides 30 days warranties or 1-year warranties for its product sold to its wholesale customer if an additional 1-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 1-3% of products on top of each customer’s order, these additional 1-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and E-Commerce customers, the Company records estimated future warranty costs under ASC 460 “Guarantees”. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of June 30, 2025 and 2024, the Company accrued warranty reserves of $328,438 and $48,361, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

E-Commerce Customers

The Company recognizes a contract with a customer when the contract is committed in writing and signed electronically on an E-Commerce platform, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC 606. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts on shipping destination at its individual customer shipping address, which is the Company’s obligation to deliver the product to the end user/individual customer, depending on the specified contract. The Company’s E-Commerce customers pay the order in full balance prior to shipment to the E-Commerce Platform and the E-Commerce Platform withholds the payment for 30 days before remitting payments to the Company. The Company offered one month of free exchange or return. As a result, the Company recognized its revenues from the E-Commerce customers, in the third-party E-commerce platform, net of estimated sales returns, discount, and rebate, as a consideration reducing the transaction price. Historically, sales returns were insignificant to the Company’s operations. For the years ended June 30, 2025 and 2024, the Company did not recognize any estimated sales returns. There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

App Service Commission Revenue

The Company provides an App Service by installing applications from App developer partners (the “Partners”) onto its mobile devices and facilitating the distribution of these devices to end users (the “App Service”). The App Service commission revenue is generated when end users interact with Partner-developed Apps installed on the Company’s mobile devices (the “App”), such as through clicks and/or impressions, App activations, and/or additional App installations, triggering the Partners’ obligation to pay the Company its App revenue share (service commission). The revenue shares are considered variable consideration. Those revenue shares related to clicks, impressions, and additional App installations are determined based on the contract price negotiated between the Partners and the third-party advertisers, while those related to App activations are determined based on the number of App activations. The Partners are primarily responsible in developing and maintaining the application, and is the primary obligor to users of the application and determines and controls the revenue shares (service commission) to pay the Company. No refund or return policy is provided to the Partners. The Company recognizes App Service commission revenue at a point in time when the activations and service commission is earned, which is when the app activations, clicks/impressions, or additional app installations occur, and when the uncertainty of the variable consideration is resolved.

Practical expedient

The Company applies the practical expedient in ASC 606 to expense as incurred, the costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs of obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year which need to be recognized as assets for years ended June 30, 2025 and 2024.

Cost of revenues

The cost of revenue consists primarily of the costs of electronic products sold and freight cost.

Selling expenses

Selling expenses consist primarily of the advertising and marketing expenses, warranty expenses, commission fees incurred in connection with the E-Commerce platform sales, and consulting fees in connection with marketing activities.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs of salaries and other compensation-related expenses for executive management, finance, accounting, human resources, legal, compliance, and other administrative functions as well as professional services costs and other facility related costs.

Research and development

Research and development expenses consist primarily of development fees that the Company incurred based on the progression of product development and payroll and related expenses for research and development personnel. For the years ended June 30, 2025 and 2024, the Company had research and development expenses that amounted to $2,220,649 and $91,168, respectively.

Interest expenses

Interest expenses consist primarily of interest incurred on convertible notes, unpaid purchase balance from a vendor (see Note 10 for details), and borrowings and others. For the years ended June 30, 2025 and 2024, the Company had interest expenses that amounted to $4,959,055 and $278,328, respectively. Of the total interest expense for the year ended June 30, 2025, $140,740 was related to convertible notes, $4,798,339 to unpaid purchase balance, and $19,976 to borrowings and others. Of the total interest expense for the year ended June 30, 2024, $264,445 was related to convertible notes and $13,883 to borrowings and others.

Lease

The Company accounts for leases in accordance with ASC 842 “Leases”. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of June 30, 2025 and 2024, the Company does not have finance leases.

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

The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets on an annual basis. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease right-of-use assets in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended June 30, 2025 and 2024, the Company did not recognize impairment loss against its right-of-use assets.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income taxes are classified as income tax expenses in the period incurred. Income tax returns for the years prior to 2019 are no longer subject to examination by U.S. tax authorities.

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

Upon completion of the Business Combination, all of ACAC’s outstanding public and private warrants (See Note 16) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the year ended June 30, 2025.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The Company adopted this ASU for the year ended June 30 2025 (See Note 24).

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of these standards will have on it financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on it financial statements.

In July 2025, the FASB issued ASU 2025-05 Financial Instruments – Credit Losses (Subtopic 326) (“ASU 2025-05”), simplifies the Current Expected Credit Loss (CECL) model for accounts receivable and contract assets by offering a practical expedient to use current conditions for forecasts and an accounting policy election to consider post-balance sheet collections, allowing for early adoption for financial statements not yet issued. The guidance is effective for annual reporting periods beginning after December 15, 2025, but early adoption is permitted. The Company is currently evaluating the impact of these standards will have on it financial statements.

Note 4 — Reverse recapitalization

Upon the consummation of the Business Combination, the following transactions were completed, based on the Company’s capitalization as of September 26, 2024 (issuance date):

(i)	All 70,721 shares of Class A common stock of ACAC (“ACAC public shares”), net of redemption of 1,744,663 ACAC public shares at $11.75 per share, and all 2,156,250 shares of Class B common stock of ACAC (“ACAC private shares”), were converted on a one-for-one basis into the Company’s Common Stock.

(ii)	43,125 shares of the Company’s Common Stock were issued to ACAC’s underwriter, EF Hutton LLC, in connection with the Business Combination.

(iii)	All issued and outstanding shares of Original Foxx Common Stock were cancelled in exchange for the rights for Original Foxx Shareholders, including the holders of Old Foxx’s convertible promissory notes upon the conversion of the convertible promissory notes and their interests into Original Foxx Common Stock immediately prior to Closing (see Note 14), to receive such stockholder’s pro rata share of 5,000,000 shares (“Closing Payment Shares”) of the Company’s Common Stock, including: (x) 1,696,668 shares of Foxx’s $0.0001 par value common stock were issued to Old Foxx’s convertible promissory notes holders in connection with the Business Combination (see Note 14); (y) 1,000,000 outstanding shares of Original Foxx Common Stock issued to Original Foxx Shareholders (other than holders of the convertible notes) were cancelled in exchange for the right by the Original Foxx Shareholders to receive a pro rata share of 3,303,333 shares of the Company’s Common Stock at the exchange ratio of 3.3033.

(iv)	4,200,000 shares (“Earnout Shares”) of the Company’s Common Stock were reserved for issuance to Old Foxx’s stockholders subject to the vesting schedule as follows:

in connection with the financial performance for the fiscal year ended June 30, 2024:

●	700,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2024 (“2024 Foxx Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by Company after Closing, reflect revenue of the Company for the fiscal year ended June 30, 2024 (the “2024 Foxx Revenue”) to be no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

●	1,400,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the 2024 Foxx Revenue reflected in the 2024 Foxx Audited Financial Statements would be no less than $84,000,000 (including $100,000,000) and less than $100,000,000 (excluding $100,000,000);

●	2,100,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the 2024 Foxx Revenue reflected in the 2024 Foxx Audited Financial Statements would be no less than $100,000,000 (including $100,000,000).

in connection with the financial performance for the fiscal year ended June 30, 2025:

●	700,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2025 (“2025 Foxx Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by the Company after Closing, reflect revenue of the Company for the fiscal year ended June 30, 2025 (the “2025 Foxx Revenue”) to be no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

●	1,400,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the 2025 Foxx Revenue reflected in the 2025 Foxx Audited Financial Statements would be no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

●	2,100,000 Earnout Shares would be issued to Original Foxx Shareholders on a pro rata basis if and only if the 2025 Foxx Revenue reflected in the 2025 Foxx Audited Financial Statements would be no less than $115,000,000 (including $115,000,000).

(v)	All issued and outstanding 12,156,417 ACAC warrants were converted on a one-for-one basis into warrants of the Company, including conversion from (x) 4,312,500 ACAC’s public warrants, (y) 5,240,000 ACAC’s private warrants, and (z) 2,603,923 ACAC’s working capital warrants.

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

The following table reconcile the elements of the Reverse Recapitalization to the consolidated statements of cash flows and the changes in shareholders’ deficit:

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

Note 5 — Accounts receivable, net

As of June 30, 2025 and 2024, accounts receivable consist of the following:

	June 30, 2025	June 30, 2024

Accounts receivable	$7,382,699	$251,894
Less: allowance for credit losses	(595,907)	—
Accounts receivable, net	$6,786,792	$251,894

For the years ended June 30, 2025 and 2024, the Company recognized $595,907 and $0 on provision for allowance on credit losses, respectively.

Movement of allowance for credit losses consisted of the following as of the date indicated:

	June 30,	June 30,
	2025	2024

Balance as of the beginning of the year	$-	$-
Addition	595,907	-
Ending balance	$595,907	$-

Note 6 — Inventories

As of June 30, 2025 and 2024, inventories consist of the following:

	June 30, 2025	June 30, 2024

Finished goods	$12,686,739	$1,768,072
Total inventories	$12,686,739	$1,768,072

Note 7 — Contract assets

The following table presents the Company’s contract assets balances and changes therein:

	For the Year Ended June 30
	2025	2024
Balance as of the beginning of the year	$1,682,289	$-
Add: net increase in current period contract asset	454,842	1,682,289
Less: inventory recognized from beginning contract asset	(1,682,289)	-
Total contract assets as the end of the year	$454,842	$1,682,289

Note 8 — Prepaid expenses and other current assets

As of June 30, 2025 and 2024, prepaid expenses and other current assets consist of the following:

	June 30, 2025	June 30, 2024

Other receivables, net (1)	$177,814	$10,881
Prepaid rent	355,677	-
Prepaid research and development fees	198,328	-
Prepaid insurance	153,659	-
Prepaid professional fee	96,839	-
Prepayment to be refunded, net (2)	1,116,116	-
Advances to a third party	19,500	-
Other prepaid expenses	37,161	33,235
Less: allowance for credit losses	(317,282)	-
Total prepaid expenses and other current assets	$1,837,812	$44,116

(1)	This represents receivables from payments made on behalf of a vendor and other fee and freight claim receivables. $48,317 allowance for credit losses was recorded for the balances due to aging of the receivables.

(2)	This represents prepayment to be refunded resulting from the cancellation of purchase orders. $268,965 allowance for credit losses was recorded for the balances due to aging of the prepayments.

For the years ended June 30, 2025 and 2024, the Company recognized $317,282 and $0 on provision for allowance on credit losses, respectively.

Movement of allowance for credit losses consisted of the following as of the date indicated:

	June 30,	June 30,
	2025	2024

Balance as of the beginning of the year	$-	$-
Addition	317,282	-
Ending balance	$317,282	$-

Note 9 — Property and equipment, net

As of June 30, 2025 and 2024, property and equipment, net consist of the following:

	June 30, 2025	June 30, 2024

Computer and office equipment	$12,580	$9,942
Equipment	30,697	-
Furniture and fixtures	3,432	3,432
Vehicles	191,091	191,091
Subtotal	237,800	204,465
Less: accumulated depreciation	(106,078)	(61,846)
Total property and equipment, net	$131,722	$142,619

Depreciation expense for the years ended June 30, 2025 and 2024 amounted to $47,732 and $39,783, respectively.

Note 10 — Other payables and accrued liabilities

As of June 30, 2025 and 2024, other payables and accrued liabilities consist of the following:

	June 30, 2025	June 30, 2024

Payroll and payable tax payable	$174,684	$50,554
Interest payable*	2,309,106	267,945
Professional fee payable	168,186	59,473
Accrued warranty expenses	328,438	48,361
Excise tax payable**	556,620	-
Others	33,925	41,892
Total other payables and accrued liabilities	$3,570,959	$468,225

*	On April 9, 2024, the Company and a vendor entered into a purchase and financing agreement, pursuant to which the Company is subject to interest of 1.5% per month, or 0.05% per day, on the unpaid purchase amount, after forty-five (45) days from the date of shipment.

**	These balances were carried from ACAC, and payable by the Company, as a result on 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 under the Inflation Reduction Act of 2022.

Note 11 — Contract liabilities

Contract liabilities consist of customer deposits, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	For the Years Ended June 30
	2025	2024
Balance, beginning of the period	$649,450	$27
Add: net increase in current period contract liabilities	378	649,450
Less: revenue recognized from beginning contract liabilities	(649,450)	(27)
Total contract liabilities	$378	$649,450

Note 12 — Related party balances and transactions

Related party balances

Amount due from a related party

Name of Related Party	Relationship	Nature	June 30, 2025	June 30, 2024
Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder	Paid on behalf fees	$-	$140

Prepaid expenses to a related party

Name of Related Party	Relationship	Nature	June 30, 2025	June 30, 2024

Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder	Prepaid service fees	$8,000	$-

Other payable — related party

Other payable — related party consists of the following:

Name of Related Party	Relationship	Nature	June 30, 2025	June 30, 2024

Wuhan Haoxun Communication Technology Co. Ltd (“Wuhan Haoxun”)(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	Research and development fees	$18,792	$51,168
Acri Capital Sponsor LLC	More than 10% Shareholder of the Company	Unconverted working capital loan balance in ACAC	245,509	-
Swiftfulfill Warehouse LLC (“Swiftfulfill”) (2)	Owned by an immediate family member of the Company’s 10% or more shareholder	Consulting fees and expenses paid on behalf of the Company	8,566	-
“Joy” Yi Hua	Chairwoman, Chief Financial Officer and Director of the Company	Expenses paid on behalf of the Company	50	-
Total			$272,917	$51,168

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for the research and development project.
(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by, Swiftfulfill, a consulting company which is owned by an immediate family member of the Company’s more than 10% shareholder.

Related party transactions

Research and development expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024

Wuhan Haoxun(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	$136,752	$91,168

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for the research and development project.

Consulting expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024

Azure(1)	Owned by an immediate family member of the Company’s 10% or more shareholder	$485,200	$324,000
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10% or more shareholder	63,000	-
Total		$548,200	324,000

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by Azure, a consulting company which is owned by an immediate family member of the Company’s more than 10% shareholder.
(2)

On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by, Swiftfulfill, a consulting company which is owned by an immediate family member of the Company’s more than 10% shareholder.

Note 13 — Short-term loans

As of June 30, 2025 and 2024, the outstanding short-term loan from third parties consists of the following:

	June 30, 2025	June 30, 2024

Lender A(1)	$-	$261,208
Lender B(2)	-	30,000
Total short-term loan	$-	$291,208

(1)	On December 30, 2020, the Company entered into a loan agreement with a third-party lender. The agreement allows the Company to draw up to $600,000 and is non-interest bearing. The Company’s imputed interest is immaterial. During the year ended June 30, 2025, the Company made a full repayment to the third party with a total amount of $261,208.

(2)	On November 11, 2019, the Company entered into a loan agreement for an amount of $50,000 with a third-party lender. This loan is non-interest bearing. The Company’s imputed interest is immaterial. This loan had an original due date in February 2020 and automatically converted into a due on demand term thereafter. During the year ended June 30, 2025, the Company made a full repayment to the third party with a total amount of $30,000.

Note 14 — Convertible promissory notes

On June 21, 2023 (note issuance date), Old Foxx issued a convertible promissory note (the “Note 1”) to Investor A, a Hong Kong registered entity, in the amount of $2,000,000 at 7% per annum. The maturity date for the note is the earlier of the 12-month anniversary of the note issuance date and the date when Old Foxx redeems the note, or the date of the initial closing of the initial public offering (“IPO”) of Old Foxx.

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

Immediately prior to the Closing on September 26, 2024, the Notes of $15,000,000 and the related interests of $408,685 were automatically converted into (x) 212,050 shares of Original Foxx Common Stock for the Notes to the Investor, (y) 200,882 shares of Original Foxx Common Stock for Note 4, and (z) 100,690 share of Original Foxx Common Stock for Note 5, each at a price of $30.00 per share. On September 26, 2024, upon Closing of the Business Combination, all the Original Foxx Common Stock converted from the convertible promissory notes were cancelled in exchange for the holders’ pro rata share of the 5,000,000 Closing Payment Shares (see Note 4), resulting in a total of 1,696,668 shares of the Company’s Common Stock issued to the holders of the convertible promissory notes at the exchange ratio of approximately 3.3033 following consummation of the Business Combination, including (x) 700,473 shares of Common Stock issued to the Investor A, (y) 663,581 shares of Common Stock issued to Investor B, and (z) 332,614 shares of Common Stock issued to Investor C (see Note 4).

As of June 30, 2025 and 2024, the fair and carrying value of the Notes were $0 and $6,000,000, respectively, net of $0 unamortized premium, discount, or issuance costs; and accrued interest related to the Notes were $0 and $267,945 as of June 30, 2025 and 2024, respectively.

Note 15 — Long-term loan

In February 2023, the Company purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if the Company is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of June 30, 2025, the carrying value of the asset that has been pledged as a collateral is $65,772. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Twelve months ended June 30,	Amount
2026	$23,743
2027	24,826
2028	27,984
Thereafter	20,608
Total long-term debt payment	97,161
Current portion of long-term debt	(23,743)
Long-term debt – non-current portion	$73,418

Interest expense for the years ended June 30, 2025 and 2024 for the above loan amounted to $12,784 and $14,989, respectively.

Note 16 — Shareholders’ deficit

Common stock

As of June 30, 2025 and 2024, the Company has 50,000,000 authorized shares of common stock, par value $0.0001 per share. As of June 30, 2025 and 2024, there are 6,780,597 and 3,303,333 shares of common stock outstanding.

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

On April 24, 2025, the Company forfeited 33,080 unvested RSUs previously granted to one of its consultants on November 5, 2024, due to termination of the consultant’s engagement.

The RSUs are accounted for as equity awards and are measured at fair value based upon the grant date market value of the Company’s common stock. Compensation expense is recognized on a straight-line basis over the vesting service period of four years. Forfeitures are accounted for as they occur.

The following table presents the total stock-based compensation expenses included in each of the respective expense line items for the periods presented:

	For the Years Ended
	June 30,
	2025	2024

Selling expenses	$175,332	$-
General and administrative expenses	448,511	-
Research and development expenses	191,835	-
Total stock-based compensation expenses	$815,678	$-

The following table summarizes the activity for all restricted stock units granted:

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at July 1, 2024	-	$-	$-	-
Granted	727,009	7.21	5,243,400	4.00
Vested	-	-	-	-
Forfeited	(33,080)	7.30	(241,484)	-
Unvested at June 30, 2025	693,929	$7.21	$5,001,916	3.36

As of June 30, 2025, there was $4,186,238 total unrecognized compensation cost related to unvested RSUs granted under the employee incentive plan. The total cost is expected to be recognized over a remaining period of 3.36 years.

Earnout Shares

As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The entitlement of the first batch of the 2,100,000 earnout shares to the Old Foxx shareholders were forfeited in October 2024 because the Company did not meet the earnout requirements for the fiscal year ended June 30, 2024 vesting schedule. These 2,100,000 earnout shares are not included or contributing to the value of the earnout liabilities. The entitlement of the second batch of the 2,100,000 Earnout Shares to the Old Foxx shareholders were also forfeited, as the Company did not meet the earnout requirements for the fiscal year ended June 30, 2025 vesting schedule. These 2,100,000 Earnout Shares, which were classified as a liability and measured at fair value, were reduced to $0.

As of June 30, 2025 and September 26, 2024 (issuance date), the fair value of the earnout liabilities was $0 and $5,688,007, respectively. For the year ended June 30, 2025, the Company recognized $5,688,007 of gains related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations. (See Note 17 – Fair value measurement).

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

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

On October 3, 2024, the Company’s shareholders (ACAC’s public shareholders) exercised 10,500 warrants in the amount of $120,750 or $11.50 per share.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2024	-	-	$-	-
Granted	12,156,417	12,156,417	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	(10,500)	(10,500)	$11.50	-
June 30, 2025	12,145,917	12,145,917	$11.50	4.24

The Company accounted for the 12,145,917 Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Cancellation of Common Stock Held in Escrow

On September 26, 2024 (issuance date), pursuant to the Business Combination Agreement (see Note 4), 500,000 shares were deposited to a segregated escrow account and would be release to the Old Foxx shareholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

On February 18, 2025, these 500,000 shares have been cancelled and forfeited without consideration.

Note 17 — Fair value measurement

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of June 30, 2024. The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and September 26, 2024 (issuance date):

June 30, 2025	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earnout liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

September 26, 2024 (issuance date)	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Earnout liabilities	$5,688,007	$-	$-	$5,688,007
Total	$5,688,007	$-	$-	$5,688,007

The earnouts based on revenue have been classified within Level 3 of the hierarchy as the fair value is derived using a Monte Carlo simulation analysis in a risk neutral framework, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include the Company’s revenue forecasts as well as the assumptions listed in tables below. The fair value measurement associated with the earnout liability is highly sensitive to changes in stock price and forecasted amounts for revenue through June 30, 2025. Any changes to stock price and forecasted revenues through June 30, 2025 will result in remeasurement of the earnout liability and could result in material gains or losses being recognized in the statement of operations.

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

The following table presents the observable and unobservable inputs of the earnout liability for earnout shares based on revenue targets as of September 26, 2024 (issuance date):

		September 26, 2024
Inputs	Input Method	Input Value
Simulated forecast of base monthly revenue	Unobservable	$7.4 million
Industry revenue growth	Unobservable	1.7%
Revenue volatility	Unobservable	30.5%
Stock volatility	Unobservable	103.2%
Stock price	Observable	$11.20
Risk-free rate	Observable	4.16%
Term	Observable	0.76 Years

June 30, 2025
Inputs	Input Method	Input Value
Actual revenue	Unobservable	$5.5 million
Term	Observable	0.00 Years

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis:

Earnout Liabilities
Balance as of June 30, 2024	$-
Issuances – September 26, 2024	5,688,007
Change in fair value	(5,688,007)
Balance as of June 30, 2025	$-

Note 18 — Concentrations of risks

(a) Major customers

For the year ended June 30, 2025, three customers, customer A, customer B and customer C, which are the third parties of the Company, accounted for 27%, 25% and 25%, respectively, of the Company’s total revenues.

For the year ended June 30, 2024, three customers, customer D, customer A and customer E, which are the third parties of the Company, accounted for 41%, 29% and 16% of the Company’s total revenues.

(b) Major suppliers

For the year ended June 30, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 93% of the Company’s total purchases.

For the year ended June 30, 2024, three suppliers, supplier A, supplier B and supplier C, which is a third party of the Company, accounted for 49%, 31% and 18% of the Company’s total purchases.

(c) Geographic areas

For the years ended June 30, 2025 and 2024, all of the Company’s long-lived assets are located in the United States and all of the Company’s revenues are derived solely from the United States, accordingly, no geographical information is presented.

Note 19 — Leases

Short-term leases

The Company rented a mailbox for $450 per month from November 1, 2022 to October 31, 2024. The Company terminated this lease on August 5, 2023.

On August 1, 2023, the Company entered a twelve-month lease agreement to rent a general office and storage space for its purchased inventory for a monthly rental fee of $100. The Company renewed the lease for another twelve months at a monthly rental fee of $200.

On August 14, 2023, the Company entered a six-month lease agreement to rent an office for operating purposes with a monthly rental fee of $550. After the initial six-month term, the lease has been renewed on a month-to-month basis.

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

On July 12, 2024, the Company signed and further amended a ten-year lease agreement to rent a 101,145 square feet factory and warehouse for business operation, which will be commenced on July 1, 2025. On December 20, 2024, the Company further expanded the existing lease to include additional 102,099 square feet with a commencement date of January 1, 2026 (See Note 20 for details).

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using incremental borrowing rate as the effective interest rate, with a weighted average rate of 4.07%.

As of June 30, 2025 and 2024, the weighted-average remaining operating lease term of its existing leases is approximately 4.51 year and 5.68 year.

The following table sets forth the Company’s minimum long-term lease   payments in future periods as of June 30, 2025, which represents the operating lease liabilities on the accompanying balance sheet:

Operating lease payments
For the twelve months ending June 30, 2026	$251,566
For the twelve months ending June 30, 2027	260,287
For the twelve months ending June 30, 2028	270,941
For the twelve months ending June 30, 2029	283,141
For the twelve months ending June 30, 2030	92,377
Thereafter	50,437
Total lease payments	1,208,749
Less: discount	(107,397)
Present value of operating lease liabilities	1,101,352
Operating lease liabilities, current portion	(211,525)
Operating lease liabilities, non-current portion	$889,827

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024

Lease expenses	General, and administrative	$245,801	$37,713
Lease expenses – short term	General, and administrative	14,726	26,000
Total operating lease cost		$260,527	$63,713

For the years ended June 30, 2025 and 2024, $175,607 and $33,260 of cash were used for operating lease liabilities, respectively.

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

Lease Commitment

On July 12, 2024, the Company signed a seven-year lease agreement to rent a manufacturing plant for business operation with a monthly rent of $65,745, plus varied monthly CAM, for 50,573 square feet. The commencement date of this lease is February 1, 2025 and the termination date is January 31, 2032. On August 9, 2024, the Company expanded the existing lease to include additional 50,572 square feet from April 1, 2025 to January 31, 2032 with an additional monthly rent of $65,744. These two first-month rents were included in prepaid expenses and other current assets. On December 20, 2024, the Company revised the commencement date to July 1, 2025 and termination date to December 31, 2035, and further expanded the existing lease to include additional 102,099 square feet from January 1, 2026 to December 31, 2035 with an additional monthly rent of $132,729, which was included in prepaid expenses and other current assets. Additional $550,000 of security deposits were made as a result of this lease amendment, which was included in the caption “security deposits” in the accompanying consolidated balance sheets as of June 30, 2025. These leases were not included in the operating right-of-use assets balance as of June 30, 2025 as the commencement date of the lease was on July 1, 2025.

Reference to Note 19 for detailed disclosure of other entered lease agreements and liabilities.

Risks and Uncertainties

On April 2, 2025, President Trump signed the Executive Order, Regulating Imports with a Reciprocal Tariff to Rectify Trade Practices that Contribute to Large and Persistent Annual United States Goods Trade Deficits (“the April 2 EO”), to take action based on the results of certain investigations related to the causes of the U.S.’s large and persistent annual trade deficits in goods. Subsequent to the April 2 EO, there have been additional Executive Orders that have, among other actions, effectively suspended the enforcement of certain country-specific tariffs until November 10, 2025. The potential for further changes in trade policies, including new tariffs or changes to existing ones, introduces uncertainty regarding the Company’s future costs, revenues, collectability of account receivables, carrying value of inventories, and overall financial performance. The Company monitors these developments closely and will continue to evaluate their potential impact on its operations, financial condition, and results of operations. The ultimate financial impact of these uncertainties is difficult to quantify at this time.

Note 21 — Income taxes

The Company’s income tax expenses for years ended June 30, 2025 and 2024 are as follows:

	For the Years Ended June 30,
	2025	2024
Federal
Current	$40,254	$12,690
Deferred	—	—
State
Current	36,489	7,138
Deferred	—	—
Total provision for income taxes	76,743	19,828

Income tax expense for the years ended June 30, 2025 and 2024 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the years ended June 30, 2025 and 2024 to the Company’s effective tax rate are as follows:

	For the Years Ended June 30,
	2025	2024

Federal statutory tax rate	21.0%	21.0%
State statutory tax rate, net of deduction on federal tax return	(0.1)%	4.2%
Permanent difference	(13.5)%	(1.7)%
Others	(1.1)%	0.9%
Change in valuation allowance	(7.2)%	(25.0)%
Effective tax rate	(0.9)%	(0.6)%

The Company had a cumulative net operating loss carryforward (“NOL”) for federal, state and foreign income tax purpose of approximately $7.5 million, $2.7 million, and $0.1 million, respectively, as of June 30, 2025. The Company elected 100% allowance on deferred tax asset for the years ended June 30, 2025 and 2024 and incurred approximately $0.7 million and $0.8 million allowance on deferred tax asset, respectively. The Company’s NOL is limited to 80% of the excess of taxable income on federal level, and no limitation on the state level. The Company’s federal NOL and state NOL of approximately $1.4 million will last indefinitely. The state NOL of approximately $1.2 million can be carried for 20 years. The valuation allowance increased by approximately $0.7 million from approximately $2.0 million on June 30, 2024 to approximately $2.7 million on June 30, 2025.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

The Company’s deferred tax accounts are comprised of the following as of:

	June 30, 2025	June 30, 2024
Deferred tax assets
Net operating loss	$1,721,161	$1,971,071
Capitalized R&D expense	516,994	70,451
Accrued warranty expense	70,385	7,382
Lease liabilities	236,020	109,903
Allowance for credit losses	195,696	-
Stock-based compensation expenses	166,847	-
Less: valuation allowance	(2,678,143)	(2,034,319)
Total deferred tax assets	228,960	124,488

Deferred tax liabilities:
Depreciation of property and equipment	$(1,066)	$(14,371)
Right of use assets	(227,894)	(110,117)
Total deferred tax liability	(228,960)	(124,488)
Total deferred tax accounts, net	$-	$-

The Company’s taxes payable consist of the following:

	June 30,	June 30,
	2025	2024
Income taxes payable	$76,743	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the marketing performance and measures the unrecognized benefits associated with the tax positions. As of June 30, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions.

Note 22 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Years Ended
	June 30,
	2025	2024

Tablet products	$509,843	$660,787
Mobile phone products	59,696,955	2,567,772
Wearable products and others	3,444,077	-
Subtotal product revenues	63,650,875	3,228,559
App service commission revenue, net	2,166,477	-
Other services	101,814	-
Subtotal service revenues	2,268,291	-
Total revenues, net	$65,919,166	$3,228,559

Disaggregated information of revenues by business line is as follows:

	For the Years Ended
	June 30,
	2025	2024

Wholesale revenues	$62,316,253	$3,017,769
E-Commerce revenues	1,334,622	210,790
Subtotal product revenues	63,650,875	3,228,559
App service commission revenue, net	2,166,477	-
Other services	101,814	-
Subtotal service revenues	2,268,291	-
Total revenues, net	$65,919,166	$3,228,559

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

The following table presents the computation of basic and diluted loss per share attributable to common stockholders, for the periods presented:

	For the Years Ended June 30,
	2025	2024
Net loss – basic EPS	$(9,020,136)	$(3,430,642)
Interest expenses incurred on the convertible note	-	264,445
Net loss – basic and diluted EPS	$(9,020,136)	$(3,166,197)

Basic and diluted weighted average shares outstanding*	6,148,467	3,303,333

Basic and diluted loss per share	$(1.47)	$(1.04)

*	There were no shares that have a dilutive effect for the years ended June 30, 2025 and 2024.

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	For the Years Ended June 30,
	2025	2024

Warrants *	12,145,917	-
RSUs*	693,929	-
Common stock underlying from the convertible notes *	-	690,176
Total	12,839,846	690,176

*	The Company’s outstanding warrants, RSUs, and common stock that is potentially convertible from the convertible notes were excluded from the computation of diluted EPS because it has anti-dilutive effect as the company had a net loss during the periods presented.

Note 24 — Segment information

The Company conducts business as a single operating segment which is based upon the Company’s organizational and management structure, as well as information used by the Company’s CODM to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 3.

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net loss, as reported on the consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For The Years Ended
	June 30,	June 30,
	2025	2024
Revenues, net	$65,919,166	$3,228,559
Less cost of goods sold	61,144,561	3,112,616
Less significant segment expenses:
Commission expenses	598,971	30,083
Marketing consulting expenses	1,458,879	566,084
Warranty and testing expenses	871,274	146,208
Marketing and advertising expenses	368,189	129,935
Other selling and marketing expenses	107,569	51,496
Payroll and payroll tax expenses	4,310,049	1,134,683
Professional expenses	1,953,380	718,949
Insurance expenses	622,179	96,575
Credit losses	913,190	-
Office expenses	329,571	53,202
Rent expenses	260,527	63,764
Travel expenses	239,999	69,712
Other general and administrative	178,202	92,554
Other research and development expenses	1,308,130	-
Research and development expenses-related party	136,752	91,168
Stock-based compensation expenses	815,678	-
Other segment items:
Interest expense	4,959,055	278,328
Other expense (income), net	(25,589)	4,016
Change in fair value of earnout liabilities	(5,688,007)	-
Provision for income taxes	76,743	19,828
Segment net loss	$(9,020,136)	$(3,430,642)

Note 25 — Subsequent events

The Company evaluated all events and transactions that occurred after June 30, 2025 up through the date the Company issued these consolidated financial statements. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses.  The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions include limitations on tax deductions for charitable contributions.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2024, CBIZ CPAs P.C. acquired Marcum LLP (“Marcum”). In connection with the Acquisition, on May 1, 2025, Marcum resigned as the independent registered public accounting firm of the registrant. The Audit Committee of the Board of Directors accepted Marcum’s resignation. Marcum acted as the independent registered public accounting firm of the Company during the fiscal years ended June 30, 2024 and 2023. Marcum remained as the auditor of the Company after the Closing and reviewed the unaudited interim financial statements of the Company for the period ended September 30, 2024 and December 31, 2024.

The Audit Committee approved the appointment of CBIZ CPAs P.C. (“CBIZ”) as the Company’s new independent registered public accounting firm on May 1, 2025, with immediate effect, for the fiscal year ending June 30, 2025. During the fiscal years ended June 30, 2024 and the subsequent interim period through May 1, 2025, neither the Company, nor anyone on its behalf, consulted CBIZ regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by CBIZ that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to the identified material weakness described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2025 due to the material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data, which includes:

-	lack of sufficient segregation of duties due to limited resources;

-	lack of adequate design of controls and proper documentation needed in order to demonstrate that controls in place are operating effectively for significant transaction classes;

-	inability to prepare complete and accurate financial statements in accordance with generally accepted accounting principle (“GAAP) in a timely manner;

-	inappropriate implementation of controls over the identification of related party transactions; and

-	lack of appropriate design of controls over the completeness and accuracy of App services revenue.

Following the identification of the material weakness, we plan to take remedial measures including:

-	hiring more qualified accounting personnel with relevant GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework;

-	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; and

-	establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act compliance requirements and improvement of overall internal control.

The Company had previously reported, as of June 30, 2024, that it had identified the following material weaknesses in its internal control over financial reporting:

-	inefficient oversight of those charged with governance with respect to complete and accurate financial reporting; and

-	lack of appropriate controls surrounding authorized signor access for bank accounts.

During the year ended June 30, 2025, the Company has implemented corrective action and placed into operation controls to address the material weakness described above. These actions included the establishment of an Audit Committee to oversee the completeness and accuracy of financial reporting, the addition of a layer of review to the financial reporting process, and the enhancement of controls over access to bank accounts. Based on the corrective actions, and testing completed for the year ended June 30, 2025, management has concluded that certain of the material weaknesses noted above that existed as of June 30, 2024 has been remediated.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above in our remediation efforts.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Executive Officer
Greg Foley	57	Chief Executive Officer
“Joy” Yi Hua	50	Chairwoman, Chief Financial Officer, and Director
Haitao Cui	47	Executive Vice President and Director
James Liao	59	Chief Technology Officer
Board of Directors
“Joy” Yi Hua	50	Chairwoman and Director
Haitao Cui	47	Director
“Eva” Yiqing Miao	39	Independent Director
Edmund R. Miller	68	Independent Director
John Chiang	62	Independent Director

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

Mr. John Chiang has served as our independent director since November 2024. Mr. Chiang has extensive experience in serving as a director for public and private companies. Since 2019, Mr. Chiang has served as a director of Astrana Health, Inc., a California-based healthcare technology company. Previously, Mr. Chiang served as a director of Chijet Motor Company, Inc. (NASDAQ: CJET) from June 2023 to May 2024, and of Deep Medicine Acquisition Corp. from October 2022 to its business combination with TruGolf, Inc. (NASDAQ: TRUG) in January 2024. He has also sat on the board of several private companies, including Boom Interactive since May 2023, Pasadena Private Lending, LLC since December 2023, GrubMarket since February 2024, and ChimeTV since June 2023. Previously, Mr. Chiang also served on the board of Aegis Systems from January 2019 until early 2021 and Zeuss Technologies from January 2019 to March 2021. Before his service in the private sector, Mr. Chiang spent two decades as a state elected official. From 2015 to 2019, Mr. Chiang served as the State Treasurer of California. In his role, he oversaw trillions of dollars in annual transactions, managed a $75 billion investment portfolio and was the nation’s largest issuer of municipal bonds. From 2007 to 2015, he served for two terms as the State Controller of California, overseeing the state’s payroll system and the accounting and disbursements of public funds. From 1999 to 2006, Mr. Chiang served as an elected member of the California Board of Equalization, the state tax authority, including as its chair for three years. Before his election to state-wide offices, Mr. Chiang began his career as a tax law specialist for the Internal Revenue Service. He then worked as an attorney for then-California State Controller Gray Davis and also served on the staff of U.S. Senator Barbara Boxer. Mr. Chiang received his Bachelor of Science degree with honors in finance from the University of South Florida and his Juris Doctor degree from Georgetown University Law Center.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that determined that each of Ms. Miao, Mr. Miller and Mr. Chiang qualifies as “independent” as defined under the applicable Nasdaq rules, and the Board of Directors consist of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

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

Audit Committee

Our audit committee consist of Ms. Miao, Mr. Miller and Mr. Chiang, with Ms. Miao serving as its chair. The Board determines that each of these individuals satisfies the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the Nasdaq Stock Market. Each member of audit committee satisfies the requirements for financial literacy under the applicable Nasdaq Stock Market rules. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

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

Compensation Committee

Our compensation committee consists of Ms. Miao, Mr. Miller and Mr. Chiang, with Mr. Miller as its chair. The Board determines that each of Ms. Miao, Mr. Miller and Mr. Chiang are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board determines that Ms. Miao, Mr. Miller and Mr. Chiang are “independent” as defined under the applicable Nasdaq listing standards, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities will include, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Miao, Mr. Miller and Mr. Chiang, with Mr. Chiang as its chair. The Board determines that each of Ms. Miao, Mr. Miller and Mr. Chiang is “independent” as defined under the applicable listing standards of Nasdaq and SEC rules and regulations.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as an exhibit to this Annual Report.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended June 30, 2025, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, except that Mr. Jeff Jiang was late in filing a Form 4 in connection with his resignation as a director, and Mr. John Chiang was late in filing a Form 3 in connection with his appointment as a director.

ITEM 11. EXECUTIVE COMPENSATION

We are an emerging growth company as such term is defined under the Exchange Act. This section discusses the material elements of compensation awarded to, earned by or paid to Foxx’s principal executive officer and other executive officers (other than our principal executive officer). Together, these officers are referred to as our “named executive officers” or “NEOs.”

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

Name and Principal Position	2024 Salary ($)	2025 Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)
Greg Foley
Chief Executive Officer;
Executive Vice President of Business Development of the Operating Subsidiary	$275,000	265,833	N/A	N/A	N/A
Haitao Cui
Executive Vice President; Chief Executive Officer of the Operating Subsidiary	$300,000	290,000	N/A	N/A	N/A
“Joy” Yi Hua
Chairwoman and Chief Financial Officer;
Chief Financial Officer of the Operating Subsidiary	$--	290,000	N/A	N/A	N/A
James Liao
Chief Technology Officer;
Chief Technology Officer of the Operating Subsidiary	$180,000	177,000	N/A	N/A	N/A

Each of the executive officers has entered into an Employee Proprietary Information and Invention Assignment Agreement, agreeing to certain non-disclosure, non-solicitation and non-compete obligations, as well as the assignment of all innovations and associated intellectual property rights created, discovered, conceived or developed in the course of employment with, in reliance upon the confidential information of, or using the resources of the Company.

Director Compensation

We have entered into offer letters with each of the independent directors, pursuant to which each independent director is entitled to receive $100,000 in cash compensation per year, subject to the review and determination by the Board.

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

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 6,780,597 shares of common stock outstanding as of October 13, 2025.

Unless otherwise indicated, the address of each shareholder is in care of Foxx Development Holdings Inc., 15375 Barranca Parkway C106, Irvine, CA 92618.

	Beneficial Ownership
	Common Stock
Name and Address of Beneficial Owner	Shares	% of Class
Directors and Named Executive Officers
Greg Foley	—	—
“Joy” Yi Hua (1)	2,156,250	31.8%
Haitao Cui	—	—
James Liao	—	—
“Eva” Yiqing Miao	—	—
Edmund R. Miller	—	—
John Chiang	—	—
All directors and executive officers as a group (seven persons)	2,156,250	31.8%

5% Beneficial Owner
Acri Capital Sponsor LLC(1)	2,156,250	31.8%
BRR Investment Corp.(2)	2,081,100	30.7%
New Bay Capital Limited(3)	630,426	9.3%
BR Technologies Pte. Ltd.(4)	597,223	8.8%

(1)	Acri Capital Sponsor LLC, is the record holder of the securities reported herein. “Joy” Yi Hua, our CFO, is the sole manager and member of Acri Capital Sponsor LLC. By virtue of this relationship, Ms. Hua may be deemed to have beneficial ownership of the securities held of record by Acri Capital Sponsor LLC. The address of Acri Capital Sponsor LLC is 13284 Pond Springs Rd, Ste 405, Austin, Texas 78729.

(2)	BRR Investment Corp. is a limited liability company incorporated under laws of U.S. Virgin Islands. Lapistone Trust LLC, the trustee of Durabilis Trust, owner of BRR Investment Corporation, has directed voting and investment discretion with respect to the securities held by the BRR. The address of BRR Investment Corp. is Royal Palms Professional Building, 9053 Estate Thomas, Ste. 101, St. Thomas, U.S. Virgin Islands, 00802. This information is based solely on a Schedule 13D filed by BRR Investment Corp. and Lapistone Trust LLC, with the SEC on September 27, 2024 and the amount of forfeited shares in the escrow account.

(3)	New Bay Capital Limited is a limited liability company incorporated in Hong Kong and wholly-owned by New Bay Capital (Cayman) Corporation, an exempted corporation incorporated under laws of Cayman Island and wholly-owned by Mr. Shi Liu, who has the voting and dispositive power with respect to the securities owned by this entity. The address of New Bay Capital Limited is Rm. 805, 8/F, Harbour Crystal Center, No. 100 Granville Road, Tsim Sha Tsui, KL, Hong Kong. This information is based solely on a Schedule 13D filed by New Bay Capital Limited, with the SEC on October 7, 2024 and the amount of forfeited shares in the escrow account.

(4)	BR Technologies Pte. Ltd. is a limited liability company incorporated in Singapore and wholly-owned by Mr. Baoman Xu, who has the voting and dispositive power with respect to the securities owned by this entity. The address of BR Technologies Pte. Ltd. is 51 Normanton Park, #24-29 Normanton Park, Singapore 117281. This information is based solely on a Schedule 13D filed by BR Technologies Pte. Ltd. with the SEC on October 7, 2024 and the amount of forfeited shares in the escrow account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless described below, during the last two fiscal years, there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Amount due from related party

Name of Related Party	Relationship	Nature	June 30, 2025	June 30, 2024

Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder	Paid on behalf fees	$-	$140

Prepaid expenses to a related party

Name of Related Party	Relationship	Nature	June 30, 2025	June 30, 2024

Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder	Prepaid service fees	$8,000	$-

Other payable — related party

Other payable — related party consists of the following:

Name of Related Party	Relationship	Nature	June 30, 2025	June 30, 2024

Wuhan Haoxun Communication Technology Co. Ltd (“Wuhan Haoxun”)(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	Research and development fees	$18,792	$51,168
Acri Capital Sponsor LLC	More than 10% Shareholder of the Company	Unconverted working capital loan balance in ACAC	245,509	-
Swiftfulfill Warehouse LLC (“Swiftfulfill”) (2)	Owned by an immediate family member of the Company’s 10% or more shareholder	Consulting fees and expenses paid on behalf of the Company	8,566	-
“Joy” Yi Hua	Chairwoman, Chief Financial Officer and Director of the Company	Expenses paid on behalf of the Company	50	-
Total			$272,917	$51,168

(1)	On September 1, 2022, the Company entered into an agreement with Company A for the research and development project.
(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by an immediate family member of the Company’s more than 10% shareholder.

Research and development expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024

Wuhan Haoxun(1)	Controlled by an immediate family member of the Company’s 10% or more shareholder	$136,752	$91,168

(1)	On September 1, 2022, the Company entered into an agreement with Company A for the research and development project.

Consulting expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024

Azure(1)	Owned by an immediate family member of the Company’s 10% or more shareholder	$485,200	$324,000
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10% or more shareholder	63,000	-
Total		$548,200	324,000

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by an immediate family member of the Company’s more than 10% shareholder.
(2)

On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by a consulting company which is owned by an immediate family member of the Company’s more than 10% shareholder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Marcum for the year ended on June 30, 2024 and through May 1, 2025 and CBIZ for the remainder of the fiscal year of June 30, 2025.

	2025	2024
Audit Fees	$425,652	$545,320
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees were for professional services rendered by Marcum and CBIZ for the audit of our annual financial statements, and services that are normally provided by Marcum and CBIZ in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval of Services

On October 10, 2025, by unanimous written consent, the audit committee approved and ratified all of the foregoing services.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 18, 2024, by and among ACAC, Purchaser, Merger Sub, and Foxx (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by ACAC with the SEC on February 20, 2024)
2.2	Amendment to Business Combination Agreement, dated as of May 31, 2024, by and among ACAC, the Registrant, Merger Sub and Foxx (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by ACAC with the SEC on June 3, 2024)
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on July 19, 2024).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
3.3	Bylaws of Foxx Development Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
4.1	Warrant Agreement, dated June 9, 2022, between ACAC and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
4.2	Warrant Assumption Agreement, dated September 25, 2024, between the Registrant and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
4.3	Description of Securities of the Registrant. (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended June 30, 2024)

10.1	Promissory Note 1 from Foxx to New Bay Capital Limited, dated June 21, 2023, as converted by Conversion Notice, dated February 18, 2024 and Interest Conversion Notice, dated September 25, 2024 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.2	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated June 21, 2023 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.3	Promissory Note 2 from Foxx to New Bay Capital Limited, dated December 21, 2023, as converted by Conversion Notice, dated February 18, 2024 and Interest Conversion Notice, dated September 25, 2024 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.4	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated December 21, 2023 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.5	Amendment to Convertible Note Agreement, dated March 15, 2024, by and between Foxx and New Bay Capital Limited (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.6	Promissory Note 3 by Foxx to New Bay Capital Limited, dated March 15, 2024, as converted by Conversion Notice, dated 25, 2024 (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.7	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated March 15, 2024 (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.8	Promissory Note by Foxx to BR Technologies Pte. Ltd., dated September 12, 2024, as converted by Conversion Notice, dated September 25, 2024 (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.9	Promissory Note by Foxx to Grazyna Plawinski Limited, dated September 12, 2024, as converted by Conversion Notice, dated September 25, 2024 (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.10	Securities Purchase Agreement, by and among Foxx, BR Technologies Pte. Ltd. and Grazyna Plawinski Limited, dated May 30, 2024 (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.11	2024 Foxx Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.12	Lock-Up Agreement, dated September 26, 2024, by and between the Registrant, and the Sponsor (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).

10.13	Lock-Up Agreement, dated September 26, 2024, by and between the Registrant, and BRR Investment Corp. (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.15	Form of Offer Letter from Registrant to Independent Directors of the Registrant (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.16	Employment Agreement, dated September 26, 2024, by and between Foxx and Greg Foley, CEO (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.17	Employment Agreement, dated September 26, 2024, by and between Foxx and “Joy” Yi Hua, Chairwoman and CFO (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.18	Employment Agreement, dated September 26, 2024, by and between Foxx and Haitao Cui, EVP (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.19	Employment Agreement, dated September 26, 2024, by and between Foxx and James Liao, Chief Technology Officer (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.20	Conversion Notice re Working Capital Warrants, dated September 25, 2024 (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended June 30, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the year ended June 30, 2024)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the year ended June 30, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the year ended June 30, 2024)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K for the year ended June 30, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foxx Development Holdings Inc.

Dated: October 14, 2025	By:	/s/ Greg Foley
	Name:	Greg Foley
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Greg Foley	Chief Executive Officer	October 14, 2025
Greg Foley	(Principal executive officer)

/s/ “Joy” Yi Hua	Chief Financial Officer	October 14, 2025
“Joy” Yi Hua	(Principal Financial and Accounting Officer) and Chairwoman Director

/s/ Haitao Cui	Director	October 14, 2025
Haitao Cui

/s/ “Eva” Yiqing Miao	Independent Director	October 14, 2025
“Eva” Yiqing Miao

/s/ Edmund R. Miller	Independent Director	October 14, 2025
Edmund R. Miller

/s/ John Chiang	Independent Director	October 14, 2025
John Chiang