Form 10-Q
period 2025-09-30
Foxx Development Holdings Inc.
filed 2025-11-18
CIK 2013807

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of November 17, 2025, there are 6,780,597 shares of common stock issued and outstanding.

FOXX DEVELOPMENT HOLDINGS INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,484,492	$1,875,453
Accounts receivable, net of allowance for credit losses of $635,895 and $595,907, as of September 30, 2025 and June 30, 2025, respectively	12,768,345	6,786,792
Inventories	11,456,708	12,686,739
Contract assets	265,128	454,842
Prepaid expenses and other receivables, net of allowance for credit losses of $173,018 and $317,282, as of September 30, 2025 and June 30, 2025, respectively	1,172,680	1,837,812
Prepaid expenses - related party	-	8,000
Total Current Assets	27,147,353	23,649,638

PROPERTY AND EQUIPMENT, NET	119,388	131,722

NON-CURRENT ASSETS
Operating right-of-use assets	21,385,855	1,063,438
Security deposits	1,155,016	1,155,016
Total Non-current Assets	22,540,871	2,218,454

Total Assets	$49,807,612	$25,999,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$31,673,048	$26,244,987
Other payables and accrued liabilities	3,903,643	3,570,959
Other payable - related parties	279,130	272,917
Contract liabilities	367,709	378
Income taxes payable	71,643	76,743
Current maturity of long-term loan	22,694	23,743
Operating lease liabilities - current	1,148,518	211,525
Total Current Liabilities	37,466,385	30,401,252

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	20,213,593	889,827
Long-term loan - non-current	67,487	73,418
Total Non-current Liabilities	20,281,080	963,245

Total Liabilities	57,747,465	31,364,497

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 50,000,000 shares authorized as of September 30, 2025 and June 30, 2025; 6,780,597 shares issued and outstanding as of September 30, 2025 and June 30, 2025	678	678
Additional paid-in capital	14,983,502	14,686,705
Accumulated deficit	(22,912,506)	(20,047,064)
Accumulated other comprehensive loss	(11,527)	(5,002)
Total Stockholders’ Deficit	(7,939,853)	(5,364,683)

Total Liabilities and Stockholders’ Deficit	$49,807,612	$25,999,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)

REVENUES, NET	$20,223,301	$23,112,052
COST OF GOODS SOLD	17,478,734	22,713,876
GROSS PROFIT	2,744,567	398,176

OPERATING EXPENSES:
Selling expenses	901,656	1,215,042
General and administrative expenses	2,428,673	961,247
Research and development - related party	-	22,792
Research and development	306,432	7,028
Total Operating Expenses	3,636,761	2,206,109

LOSS FROM OPERATIONS	(892,194)	(1,807,933)

OTHER EXPENSE
Interest expense	(2,011,905)	(408,995)
Other income, net	38,657	-
Change in fair value of earnout liabilities	-	(49,861)
Total Other Expense, net	(1,973,248)	(458,856)

LOSS BEFORE INCOME TAXES	(2,865,442)	(2,266,789)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(2,865,442)	(2,266,789)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(6,525)	-

COMPREHENSIVE LOSS	$(2,871,967)	$(2,266,789)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	6,780,597	3,477,696 *
Diluted	6,780,597	3,477,696 *

LOSS PER SHARE
Basic	$(0.42)	$(0.65)
Diluted	$(0.42)	$(0.65)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three Months Ended September 30, 2025
			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2025	6,780,597	$678	$14,686,705	$(20,047,064)	$(5,002)	(5,364,683)
Stock-based compensation expenses	-	-	296,797	-	-	296,797
Foreign currency translation	-	-	-	-	(6,525)	(6,525)
Net loss	-	-	-	(2,865,442)	-	(2,865,442)
BALANCE, September 30, 2025 (Unaudited)	6,780,597	$678	$14,983,502	$(22,912,506)	$(11,527)	$(7,939,853)

	For the Three Months Ended September 30, 2024
			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares*	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2024	3,303,333	$330	$7,024,162	$(11,026,928)	$-	$(4,002,436)
Conversion of convertible promissory notes into common stock upon completion of reverse recapitalization	1,696,668	170	15,408,515	-	-	15,408,685
Issuance of common stock upon completion of reverse recapitalization	2,270,096	227	(2,100,865)	-	-	(2,100,638)
Earnout liabilities	-	-	(5,688,007)	-	-	(5,688,007)
Transaction costs	-	-	(893,577)	-	-	(893,577)
Net loss	-	-	-	(2,266,789)	-	(2,266,789)
BALANCE, September 30, 2024 (Unaudited)	7,270,097	$727	$13,750,228	$(13,293,717)	$-	$457,238

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,865,442)	$(2,266,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,742	11,281
Interest expense from convertible promissory notes	-	140,740
Amortization of operating right of use assets	434,362	54,417
Recovery of credit losses, net	(104,276)	-
Stock-based compensation expenses	296,797	-
Change in fair value of earnout liabilities	-	49,861
Loss on disposal of equipment	592	-
Impairments of inventories	484,315	-
Change in operating assets and liabilities:
Accounts receivable	(6,021,541)	(12,119,471)
Inventories	745,716	(2,772,477)
Contract assets	189,714	(31,141)
Prepaid expenses and other current assets	809,397	(210,482)
Amount due from related parties	8,000	140
Security deposits	-	(573,807)
Security deposits - related party	-	-
Accounts payable	5,428,061	17,889,066
Contract liabilities	367,331	(505,850)
Taxes payable	(5,100)	-
Other payables and accrued liabilities	333,376	214,054
Other payable - related parties	6,213	(77,208)
Operating lease liabilities	(496,020)	(45,793)
Net cash used in operating activities	(376,763)	(243,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(35,000)
Net cash used in investing activities	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans	-	(291,208)
Principal payments of long-term loan	(6,980)	(4,668)
Proceeds from convertible promissory note	-	9,000,000
Proceeds from reverse recapitalization, net of payments of transaction costs	-	19,710,288
Payments of deferred transaction costs	-	(131,400)
Net cash provided by financing activities	(6,980)	28,283,012

EFFECT OF EXCHANGE RATE CHANGES	(7,218)	-

NET CHANGE IN CASH	(390,961)	28,004,553

CASH, beginning of the period	1,875,453	587,448

CASH, end of the period	$1,484,492	$28,592,001

CASH AND RESTRICTED CASH, end of the period reconciliation:
Cash and cash equivalents	$1,484,492	$9,180,356
Restricted cash	-	19,411,645
CASH AND RESTRICTED CASH, end of the period	$1,484,492	$28,592,001

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$5,100	$50
Cash paid for interest	$1,601,010	$4,073

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right-of-use assets and lease liabilities	$20,756,779	$750,338
Modification of operating right-of-use assets and lease liabilities	$-	$121,655
Conversion of convertible promissory notes into common stock	$-	$15,408,685
Reverse recapitalization transaction costs net against additional-paid in capital	$-	$893,577
Deferred transaction costs included in other payables and accrued liabilities	$-	$300,000
Initial recognition of earnout liabilities	$-	$5,688,007

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

On March 3, 2025, Foxx Development (Singapore) Pte. Ltd (“Foxx Singapore”) was incorporated in Singapore. Foxx Singapore primarily engages in assembling electronic products, and is 100% owned by the Company. Foxx Singapore had no significant operations as of September 30, 2025.

On April 8, 2025, Foxx Technologies Inc (“Foxx Tech”) was incorporated in the State of California. Foxx Tech is 100% owned by the Company. Foxx Tech had no significant operations as of September 30, 2025.

On May 19, 2025, Nexus IQ Technology Inc (“Nexus IQ”) was incorporated in the State of Delaware. Nexus IQ primarily engages in developing, sales and rental of products involving Artificial Intelligence of Things (“AIOT”) technologies, and is 100% owned by the Company. Nexus IQ had no significant operations as of September 30, 2025 .

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company primarily engages in the sales of electronic products. Debt financing in the form of convertible notes, loans from bank, third parties, and related parties, and cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net cash used in operating activities of approximately $0.4 million for the three months ended September 30, 2025, (2) net loss of approximately $2.9 million for the three months ended September 30, 2025, (3) accumulated deficit of approximately $23.0 million as of September 30, 2025, and (4) working capital deficit of approximately $10.3 million as of September 30, 2025.

If the Company is unable to generate sufficient funds to finance its working capital requirements within the normal operating cycle of a twelve-month period from the date of the unaudited condensed consolidated financial statements are issued, the Company may have to consider supplementing its available sources of funds through the following sources:

●	Other sources of available financing from banks in the United States of America and other financial institutions or private lenders;

●	Financial support and credit guarantee commitments from the Company’s related parties; and

●	Equity financing.

The Company can make no assurance that required financing will be available in the amounts needed, or on terms commercially acceptable to the Company, if at all. If one or more of these events do not occur, or if subsequent capital raises are insufficient to bridge any financial and liquidity shortfall, there would likely be a material adverse effect on the Company and it would materially adversely affect its ability to continue as a going concern.

As such, the Company’s management has determined that the factors discussed above have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Basis of presentation and significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position and operation results have been included. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (the “10-Q”) should be read in conjunction with information in the Annual Report for the fiscal year ended June 30, 2025, on Form 10-K filed by the Company with the SEC on October 15, 2025.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one-half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the Board of Directors, or to cast a majority of votes at the meetings of directors.

Use of estimates and assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

Foreign currency translation and transactions

The reporting currency of the Company is the U.S. dollar. The functional currency for the holding company is the U.S. dollar (“USD”). In Singapore, the Company conducts its business in the local currency, Singapore dollar (“SGD”), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the Federal Reserve System at the end of the period. The statements of operations and cash flows are translated at the average translation rates during the reporting periods, and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments are included in accumulated other comprehensive loss. The balance sheet amounts, with the exception of stockholders’ equity (deficit) at September 30, 2025, were translated at SGD 1.29 to USD 1.00. The average translation rates applied to the unaudited condensed consolidated statements of operations and cash flows for the three months ended September 30, 2025, were SGD 1.28 to USD 1.00. The stockholders’ equity accounts were translated at their historical rates. Amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

Segments

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer and his direct reports, for making operating decisions about the allocation of resources and the assessment of performance in determining the Company’s reportable operating segments. The Company’s CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues, cost of revenues, and gross profit by business lines (electronic products revenues and App Service (as defined below) commission revenue) for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. In addition, all of the Company’s revenues are derived solely from the U.S. Accordingly, no geographical information is presented. Management has determined that the Company has one operating segment.

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts or credit losses. An allowance for credit losses for accounts receivables is established based on various factors, including historical payments and current economic trends. The Company reviews its allowance for credit loss by assessing individual accounts receivable over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Accounts receivable are written off on a case-by-case basis after exhaustive efforts at collection are made, net of any amounts that may be collected. As of September 30, 2025, and June 30, 2025, $635,895 and $595,907, respectively, of allowance for credit losses of accounts receivable was recorded, and the Company had net accounts receivable of $12,768,345 and $6,786,792, respectively.

Inventories

Inventories are stated at the lower cost or net realizable value. The estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “First in, First out” method. Inventories mainly include electronic products and accessories, which are purchased from the Company’s suppliers as merchandized goods and freight-in. At least a quarterly basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value. The estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, based upon forecasts for future demand and market conditions. When inventories are written down to net realizable value, they are not marked up subsequently based on changes in underlying facts and circumstances. As of September 30, 2025 and June 30, 2025, the Company had inventories of $11,456,708 and $12,686,739, respectively. During the three months ended September 30, 2025 and 2024, $484,315 and $0 inventory write-down was recorded, respectively.

Contract assets

Contract assets consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, and June 30, 2025, no allowance for credit losses on contract assets was recorded.

Contract liabilities

Contract liabilities mainly consist of deposits received from customers before all the relevant criteria for revenue recognition are met and are recorded as customer deposits.

Earnout liabilities

At the Closing of the Business Combination, pursuant to the Business Combination Agreement, the stockholders of Old Foxx were entitled to receive up to a total of 4,200,000 contingent Earnout Shares (as defined below) in the form of common stock of the Company, par value $0.0001 per share (“Common Stock”). The Earnout Shares would be issued upon certain vesting schedules based on the Company’s financial performance for the fiscal years ended June 30, 2025 and 2024. The earnout conditions failed to meet the indexation guidance under ASC 815-40-15, therefore, the earnout shares are required to be classified as a liability rather than equity. As a result, the Earnout Shares are classified as liability and measured at fair value, with changes in fair value included in the consolidated statements of operations. As of September 30, 2025 and June 30, 2025, the Earnout Shares were forfeited because the Company did not meet the financial performance threshold for the years ended June 30, 2025 and 2024.

Convertible instrument

The Company accounts for its convertible instrument in accordance with the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) No. 470-20 “Debt with Conversion and Other Options ”, whereby the convertible instrument is initially accounted for as a single unit of account, unless it contains a derivative that must be bifurcated from the host contract in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives or the substantial premium model in ASC 470-20 Debt applies. If the equity securities underlying the embedded conversion option are readily convertible to cash, such as publicly traded common shares, the embedded conversion option is likely to meet the net settlement criterion to be considered a derivative. If the equity securities underlying the conversion option are not readily convertible to cash, the embedded conversion option may not meet the net settlement criterion and therefore would not meet the definition of a derivative. Because the convertible instrument has a fixed conversion price and therefore, it lacks an underlying and does not meet the requirement of a derivative. As a result, the Company determined its embedded conversion option does not meet the definition of a derivative for bifurcation. All the convertible notes were converted into the Company’s Common Stock on September 26, 2024 as part of the business combination. As of September 30, 2025, and June 30, 2025, there were no other outstanding convertible instruments.

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

To achieve that core principle, the Company applies the five steps defined under ASC 606, Revenue from Contracts with Customers: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC 606. A contract’s transaction price is allocated to each performance obligation identified in the arrangement based on the relative standalone selling price of each distinct good or service in the contract and recognized as revenue when, or as, the performance obligation is satisfied. For all the Company’s wholesale contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts, either on Free on Board (“FOB”) shipping point or destination, depending on the specified contract. The Company’s customers generally either pay for the order in full balance prior to shipment or in partial payments with credit terms of 30 to 90 days after shipment depending on the specified contract. No sales returns are being given to its wholesale customers as they were being given additional 1-3% of products on top of each customer’s order (see Note 3 - “Warranty” below). There is no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

Warranty

The Company generally provides 30-day warranties or 1-year warranties for its product sold to its wholesale customer if an additional 1-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 1-3% of products on top of each customer’s order, these additional 1-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and e-commerce customers, the Company records estimated future warranty costs under ASC 460, Guarantees. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of September 30, 2025, and June 30, 2025, the Company accrued warranty reserves of $389,134 and $328,438, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

E-commerce Customers

The Company recognizes a contract with a customer when the contract is committed in writing and signed electronically on an e-commerce platform, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC 606. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts on shipping destination at its individual customer shipping address, which is the Company’s obligation to deliver the product to the end user/individual customer, depending on the specified contract. The Company’s e-commerce customers pay the order in full balance prior to shipment to the e-commerce platform and the e-commerce platform withholds the payment for 30 days before remitting payments to the Company. The Company offered one month of free exchange or return. As a result, the Company recognized its revenues from the e-commerce customers, in the third-party e-commerce platform, net of estimated sales returns, discount, and rebate, as a consideration reducing the transaction price. Historically, sales returns were insignificant to the Company’s operations. For the three months ended September 30, 2025 and 2024, the Company did not recognize any estimated sales returns. There is no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

App Service Commission Revenue

The Company provides an App Service (as defined below) by installing applications from App (as defined below) developer partners (the “Partners”) onto its mobile devices and facilitating the distribution of these devices to end users (the “App Service”). The App Service commission revenue is generated when end users interact with Partner-developed mobile applications (“App” or “Apps”) installed on the Company’s mobile devices, such as through clicks and/or impressions, App activations, and/or additional App installations, triggering the Partners’ obligation to pay the Company its App revenue share (service commission). The revenue shares are considered variable consideration. Those revenue shares related to clicks, impressions, and additional App installations are determined based on the contract price negotiated between the Partners and the third-party advertisers, while those related to App activations are determined based on the number of App activations. The Partners are primarily responsible in developing and maintaining the App, and are the primary obligor to users of the application and determine and control the revenue shares (service commission) to pay the Company. No refund or return policy is provided to the Partners. The Company recognizes App Service commission revenue at a point in time when the activations and service commission is earned, which is when the app activations, clicks/impressions, or additional app installations occur, and when the uncertainty of the variable consideration is resolved.

Practical expedient

The Company applies the practical expedient in ASC 606 to expense  as incurred, the costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs for obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year, which need to be recognized as assets for the three months ended September 30, 2025 and 2024.

Interest expenses

Interest expenses consist primarily of interest incurred on convertible notes, unpaid purchase balance from a vendor (see Note 10), and borrowings and others. For the three months ended September 30, 2025, and 2024, the Company had interest expenses that amounted to $2,011,905 and $408,995, respectively. Of the total interest expense for the three months ended September 30, 2025, $2,008,103 was related to unpaid purchase balance and $3,802 to borrowings and others. Of the total interest expense for the three months ended September 30, 2024, $140,740 was related to convertible notes, $263,696 to unpaid purchase balance, and $4,559 to borrowings and others.

Lease

The Company accounts for leases in accordance with ASC 842, Leases. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over their estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of September 30, 2025, and June 30, 2025, the Company does not have finance leases.

The Company determines if an arrangement is, or contains, a lease at inception. Operating lease assets represent the Company’s right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and operating lease liabilities represent its obligation to make lease payments arising from the aforementioned right.

Operating lease right-of-use (“ROU”) assets and liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the implicit rate for each of the Company’s leases is not readily determinable, the Company uses incremental borrowing rate as effective interest rate, based on the information available at the lease commencement date in determining the present value of its expected lease payments. Operating lease assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. According to ASC 842-10-15-37, a lessee may, as an accounting policy election by class of underlying asset, choose not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. The Company has identified the common area maintenance (“CAM”) fee as a non-lease component and elected to not separate it from the lease component.

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

The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets on an annual basis. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease right-of-use assets in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended September 30, 2025 and 2024, the Company did not recognize impairment loss against its right-of-use assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. The Company determined that upon further review of the warrant agreement, the Company concluded that its warrants qualify for equity accounting treatment.

Upon completion of the Business Combination, all of ACAC’s outstanding public and private warrants (See Note 15) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the three months ended September 30, 2025 and 2024.

Basic and diluted loss per share

Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period.

Diluted net loss per share attributable to common stockholders adjusts basic loss per share for the potentially dilutive impact of non-participating shares of common stock. Dilutive equivalent shares are excluded from the computation of diluted loss per share if their effects would be anti-dilutive. Common stock issuable upon the conversion of the warrants and the vesting of RSUs (defined in Note 15) are using the treasury stock method. Common stock issuable in connection with the Company’s convertible promissory notes are using the if-converted method.

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

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

Recently issued accounting pronouncements not yet adopted

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

In July 2025, FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Subtopic 326) (“ASU 2025-05”), to simply the Current Expected Credit Loss (CECL) model for accounts receivable and contract assets by offering a practical expedient to use current conditions for forecasts and an accounting policy election to consider post-balance sheet collections, allowing for early adoption for financial statements not yet issued. The guidance is effective for annual reporting periods beginning after December 15, 2025, but early adoption is permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

Note 4 — Reverse recapitalization

Upon the consummation of the Business Combination, the following transactions were completed, based on the Company’s capitalization as of September 26, 2024 (the “Closing Date”):

(i)	All 70,721 shares of Class A common stock of ACAC (“ACAC public shares”), net of redemption of 1,744,663 ACAC public shares at $11.75 per share, and all 2,156,250 shares of Class B common stock of ACAC (“ACAC private shares”), were converted on a one-for-one basis into the Company’s Common Stock.

(ii)	43,125 shares of the Company’s Common Stock were issued to ACAC’s underwriter, EF Hutton LLC, in connection with the Business Combination.

(iii)	All issued and outstanding shares of Old Foxx Common Stock were cancelled in exchange for the rights for Old Foxx Shareholders, including the holders of Old Foxx’s convertible promissory notes upon the conversion of the convertible promissory notes and their interests into Old Foxx Common Stock immediately prior to Closing (see Note 13), to receive such stockholder’s pro rata share of 5,000,000 shares (“Closing Payment Shares”) of the Company’s Common Stock, including: (x) 1,696,668 shares of Foxx’s $0.0001 par value common stock were issued to Old Foxx’s convertible promissory notes holders in connection with the Business Combination (see Note 13); (y) 1,000,000 outstanding shares of Old Foxx Common Stock issued to Old Foxx Shareholders (other than holders of the convertible notes) were cancelled in exchange for the right by the Old Foxx Shareholders to receive a pro rata share of 3,303,333 shares of the Company’s Common Stock at the exchange ratio of 3.3033.

(iv)	4,200,000 shares (“Earnout Shares”) of the Company’s Common Stock were reserved for issuance to Old Foxx’s stockholders subject to the vesting schedule as follows:

in connection with the financial performance for the fiscal year ended June 30, 2024:

●	700,000 Earnout Shares would be issued to Old Foxx Shareholders on a pro rata basis if and only if the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2024 (“2024 Foxx Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by Company after Closing, reflect revenue of the Company for the fiscal year ended June 30, 2024 (the “2024 Foxx Revenue”) to be no less than $67,000,000 (including $67,000,000) and less than $84,000,000 (excluding $84,000,000);

●	1,400,000 Earnout Shares would be issued to Old Foxx Shareholders on a pro rata basis if and only if the 2024 Foxx Revenue reflected in the 2024 Foxx Audited Financial Statements would be no less than $84,000,000 (including $100,000,000) and less than $100,000,000 (excluding $100,000,000);

●	2,100,000 Earnout Shares would be issued to Old Foxx Shareholders on a pro rata basis if and only if the 2024 Foxx Revenue reflected in the 2024 Foxx Audited Financial Statements would be no less than $100,000,000 (including $100,000,000).

in connection with the financial performance for the fiscal year ended June 30, 2025:

●	700,000 Earnout Shares would be issued to Old Foxx Shareholders on a pro rata basis if and only if the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2025 (“2025 Foxx Audited Financial Statements”), prepared in accordance with U.S. GAAP and filed with the SEC on Form 10-K by the Company after Closing, reflect revenue of the Company for the fiscal year ended June 30, 2025 (the “2025 Foxx Revenue”) to be no less than $77,050,000 (including $77,050,000) and less than $96,600,000 (excluding $96,600,000);

●	1,400,000 Earnout Shares would be issued to Old Foxx Shareholders on a pro rata basis if and only if the 2025 Foxx Revenue reflected in the 2025 Foxx Audited Financial Statements would be no less than $96,600,000 (including $96,600,000) and less than $115,000,000 (excluding $115,000,000);

●	2,100,000 Earnout Shares would be issued to Old Foxx Shareholders on a pro rata basis if and only if the 2025 Foxx Revenue reflected in the 2025 Foxx Audited Financial Statements would be no less than $115,000,000 (including $115,000,000).

The Earnout Shares in connection with the financial performance for the fiscal years ended June 30, 2025 and 2024 were forfeited since the Company did not meet the financial performance threshold.

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

Old Foxx was determined to be the accounting acquirer given Old Foxx effectively controlled the combined entity after the Business Combination. The transaction is accounted for as a reverse recapitalization (“Reverse Recapitalization”), which is equivalent to the issuance of common stock by Old Foxx for the net monetary assets of ACAC, accompanied by a recapitalization. Old Foxx is determined as the accounting acquirer and the historical financial statements of Old Foxx became the Company’s historical financial statements, with retrospective adjustments to give effect of the Reverse Recapitalization. The net assets of ACAC were recognized as of Closing date at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Old Foxx and Old Foxx’s operations are the only ongoing operations of the Company.

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

The following table reconciles the elements of the Reverse Recapitalization to the consolidated statements of cash flows and the changes in stockholders’ deficit:

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

Note 5 — Accounts receivable, net

As of September 30, 2025 and June 30, 2025, accounts receivable consist of the following:

	September 30, 2025	June 30, 2025

Accounts receivable	$13,404,239	$7,382,699
Less: allowance for credit losses	(635,895)	(595,907)
Accounts receivable, net	$12,768,345	$6,786,792

For the three months ended September 30, 2025 and 2024, the Company recognized $39,988 and $0 on provision for allowance on credit losses, respectively.

Movement of allowance for credit losses consisted of the following for the periods ended indicated:

	For the Three Months Ended September 30,
	2025	2024

Balance as of the beginning of the period	$595,907	$-
Addition	39,988	-
Balance as of the end of the period	$635,895	$-

Note 6 — Inventories

As of September 30, 2025 and June 30, 2025, inventories consist of the following:

	September 30, 2025	June 30, 2025

Finished goods	$11,456,708	$12,686,739
Total inventories	$11,456,708	$12,686,739

For the three months ended September 30, 2025 and 2024, the impairment for inventories amounted to $484,315 and $0, respectively.

Note 7 — Contract assets

The following table presents the Company’s contract assets balances and changes therein:

	For the Three Months Ended September 30
	2025	2024
Balance as of the beginning of the period	$454,842	$1,200
Add: net increase in current period contract asset	171,378	177,004
Less: inventory recognized from beginning contract asset	(361,092)	158,754
Total contract assets as of the end of the period	$265,128	$336,958

Note 8 — Prepaid expenses and other current assets

As of September 30, 2025 and June 30, 2025, prepaid expenses and other current assets consist of the following:

	September 30, 2025	June 30, 2025

Other receivables(1)	$230,276	$177,814
Prepaid rent	178,673	355,677
Prepaid research and development fees	165,828	198,328
Prepaid insurance and subscriptions	49,712	153,659
Prepaid professional fee	78,590	96,839
Prepayment to be refunded(2)	616,116	1,116,116
Advances to a third party	19,500	19,500
Other prepaid expenses	7,003	37,161
Less: allowance for credit losses (1) (2)	(173,018)	(317,282)
Total prepaid expenses and other current assets	$1,172,680	$1,837,812

(1)	This represents receivables from payments made on behalf of a vendor and other fees and freight claim receivables. $29,053 allowance for credit losses was recorded for the balances due to aging of the receivables.

(2)	This represents prepayment to be refunded resulting from the cancellation of purchase orders. $143,965 allowance for credit losses was recorded for the balances due to aging of the prepayments.

For the three months ended September 30, 2025 and 2024, the Company recognized $144,264 and $0 on recovery of allowance on credit losses, respectively.

Movement of allowance for credit losses consisted of the following for the period ended the date indicated:

	For the Three Months Ended September 30
	2025	2024

Balance as of the beginning of the period	$317,282	$-
(Recovery) Addition	(144,264)	-
Balance as of the end of the period	$173,018	$-

Note 9 — Property and equipment, net

As of September 30, 2025 and June 30, 2025, property and equipment, net consist of the following:

	September 30, 2025	June 30, 2025

Computer and office equipment	$11,808	$12,580
Equipment	30,697	30,697
Furniture and fixtures	3,432	3,432
Vehicles	191,091	191,091
Subtotal	237,028	237,800
Less: accumulated depreciation	(117,640)	(106,078)
Total property and equipment, net	$119,388	$131,722

Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $11,742 and $11,281, respectively.

Note 10 — Other payables and accrued liabilities

As of September 30, 2025 and June 30, 2025, other payables and accrued liabilities consist of the following:

	September 30, 2025	June 30, 2025

Payroll and payable tax payable	$108,916	$174,684
Interest payable*	2,498,886	2,309,106
Professional fee payable	316,697	168,186
Accrued warranty expenses	389,134	328,438
Excise tax payable**	556,620	556,620
Others	33,390	33,925
Total other payables and accrued liabilities	$3,903,643	$3,570,959

*	On April 9, 2024, the Company and a vendor entered into a purchase and financing agreement, pursuant to which the Company is subject to interest of 1.5% per month, or 0.05% per day, on the unpaid purchase amount, after forty-five (45) days from the date of shipment. There is an additional 0.083% per day if after 120 days from the date of shipment.

**	These balances were carried from ACAC, and payable by the Company, as a result on 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 under the Inflation Reduction Act of 2022.

Note 11 — Contract liabilities

Contract liabilities consist of customer deposits, which are recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	For the Three Months Ended September 30
	2025	2024
Balance as of the beginning of the period	$378	$649,450
Add: net increase in current period contract liabilities	367,709	143,600
Less: revenue recognized from beginning contract liabilities	(378)	(649,450)
Total contract liabilities as of the end of the period	$367,709	$143,600

Note 12 — Related party balances and transactions

Related party balances

Prepaid expenses to a related party

Name of Related Party	Relationship	Nature	September 30, 2025	June 30, 2025

Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder (a “10%+ shareholder”)	Prepaid service fees	$-	$8,000

Other payable — related party

Other payable — related parties consists of the following:

Name of Related Party	Relationship	Nature	September 30, 2025	June 30, 2025

Wuhan Haoxun Communication Technology Co. Ltd (“Wuhan Haoxun”)(1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	Research and development fees	$-	$18,792
Acri Capital Sponsor LLC	the Company’s 10%+ shareholder	Unconverted working capital loan balance in ACAC	245,509	245,509
Swiftfulfill Warehouse LLC (“Swiftfulfill”) (2)	Owned by an immediate family member of the Company’s 10%+ shareholder	Consulting fees and expenses paid on behalf of the Company	-	8,566
“Joy” Yi Hua	Chairwoman, Chief Financial Officer and Director of the Company	Expenses paid on behalf of the Company	33,621	50
Total			$279,130	$272,917

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for the research and development project. The project was completed during the year ended June 30, 2025.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

Related party transactions

Consulting expenses

Name of Related Party	Relationship	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
		(Unaudited)	(Unaudited)
Azure(1)	Owned by an immediate family member of the Company’s 10%+ shareholder	$24,600	$141,000
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10%+ shareholder	21,000	-
Total		$45,600	141,000

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by Azure, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

Note 13 — Convertible promissory notes

On June 21, 2023 (the “Note Issuance Date”), Old Foxx issued a convertible promissory note (the “Note 1”) to Investor A, a Hong Kong registered entity, in the amount of $2,000,000 at 7% per annum. The maturity date for the note is the earlier of the 12-month anniversary of the Note Issuance Date and the date when Old Foxx redeems the note, or the date of the initial closing of the initial public offering (“IPO”) of Old Foxx.

On November 21, 2023, Old Foxx issued a second convertible promissory note (“Note 2”) to Investor A in the amount of $2,000,000 at 7% per annum. The maturity and other terms were the same as Note 1.

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

On May 30, 2024, Old Foxx entered into a securities purchase agreement for issuance of convertible promissory notes to Investor B in the amount of $6,000,000 (“Note 4”) and to Investor C in the amount of $3,000,000 (“Note 5”), at 7% per annum. The Note 4 and Note 5 were received in August and September 2024 prior to the Closing. The maturity date for the Note 4 and Note 5 would be due at the earlier of the 12-month anniversary of the Note 4 issuance date or IPO of Old Foxx. Note 4 and Note 5 and their accrued and unpaid interest would be automatically convertible into shares of common stock of Old Foxx, at a price of $30.00 per share at the time that Old Foxx completes the Business Combination.

Immediately prior to the Closing on September 26, 2024, the Notes of $15,000,000 and the related interests of $408,685 were automatically converted into (x) 212,050 shares of Old Foxx Common Stock for the Notes to the Investor, (y) 200,882 shares of Old Foxx Common Stock for Note 4, and (z) 100,690 share of Old Foxx Common Stock for Note 5, each at a price of $30.00 per share. On September 26, 2024, upon Closing of the Business Combination, all the Old Foxx Common Stock converted from the convertible promissory notes were cancelled in exchange for the holders’ pro rata share of the 5,000,000 Closing Payment Shares (see Note 4), resulting in a total of 1,696,668 shares of the Company’s Common Stock issued to the holders of the convertible promissory notes at the exchange ratio of approximately 3.3033 following consummation of the Business Combination, including (x) 700,473 shares of Common Stock issued to the Investor A, (y) 663,581 shares of Common Stock issued to Investor B, and (z) 332,614 shares of Common Stock issued to Investor C (see Note 4).

Note 14 — Long-term loan

In February 2023, the Company purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if the Company is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of September 30, 2025, the carrying value of the asset that has been pledged as a collateral is $59,407. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Amount
For the nine months ending September 30, 2026	$16,763
For the twelve months ending June 30, 2027	24,826
For the twelve months ending June 30, 2028	27,984
Thereafter	20,608
Total long-term debt payment	90,181
Current portion of long-term debt	(22,694)
Long-term debt – non-current portion	$67,487

Interest expense for the three months ended September 30, 2025 and 2024 for the above loan amounted to $2,819 and $3,413, respectively.

Note 15 — Stockholders’ deficit

Common stock

As of September 30, 2025 and June 30, 2025, the Company has 50,000,000 authorized shares of common stock, par value $0.0001 per share. As of September 30, 2025 and June 30, 2025, there are 6,780,597 shares of common stock outstanding.

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

Conversion of convertible promissory notes into common stock

On September 26, 2024, upon the consummation of the business combination, the Company issued an aggregated total of 1,696,668 common stock to the Old Foxx convertible notes holders (See Note 13).

Equity incentive plan

On September 24, 2024, pursuant to the Equity Incentive Plan (the “EIP”), 1,454,019 shares of common stock, par value $0.0001 per share, of the Company were set aside and reserved for issuance of certain stock option award and certain restricted shares to certain of the Company’s employees and consultants. The EIP has a 4-year vesting schedule, of which, 25% will be vested after year 1 with the 1/16th of these shares will vest each quarter thereafter on the same day of the month as the grant date. The vesting of each RSU is subject to the employee’s continued employment and the consultant’s continued engagement through applicable vesting dates.

On November 5, 2024, the Company granted 707,860 restricted stock units (“RSUs”) to its employees, consultants, and independent directors under its EIP. These shares have a 4-year vesting schedule of which 25% will be vested after year 1 with the 1/16th of these shares will vest each quarter thereafter on the same day of the month as the grant date. The vesting of each RSU is subject to the employee’s continued employment and the consultant’s continued engagement through applicable vesting dates.

On January 22, 2025, the Company granted 19,149 RSUs to one of its independent directors pursuant to the EIP. These shares have a 4-year vesting schedule, of which 25% will be vested after year 1 with the 1/16th of these shares will vest each quarter thereafter on the same day of the month as the grant date. The vesting of each RSU is subject to the director’s continued employment through applicable vesting date.

On April 24, 2025, the Company cancelled 33,080 unvested RSUs previously granted to one of its consultants on November 5, 2024, due to termination of the consultant’s engagement.

On July 31, 2025, the Company cancelled 9,574 unvested RSUs previously granted to one of its employees on November 5, 2024, due to termination of the employment.

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

The following table presents the total stock-based compensation expenses included in each of the respective expense line items for the periods presented:

	For the Three Months Ended
	September 30,
	2025	2024

Selling expenses	$66,864	$-
General and administrative expenses	172,598	-
Research and development expenses	57,335	-
Total stock-based compensation expenses	$296,797	$-

There was no restricted stock unit granted for the three months ended September 30, 2024. The following table summarizes the activity for all restricted stock units granted for the three months ended September 30, 2025:

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at June 30, 2025	693,929	$7.21	$5,001,916	3.36
Granted	-	$-	-	-
Vested	-	$-	-	-
Forfeited	(9,574)	$7.30	(69,891)	-
Unvested at September 30, 2025	684,355	$7.21	$4,932,025	3.11

As of September 30, 2025, there was $3,819,550 total unrecognized compensation cost related to unvested RSUs granted under the employee incentive plan. The total cost is expected to be recognized over a remaining period of 3.11 years.

Earnout Shares

As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The entitlement of the first batch of the 2,100,000 earnout shares to the Old Foxx Shareholders were forfeited in October 2024 because the Company did not meet the earnout requirements for the fiscal year ended June 30, 2024 vesting schedule. These 2,100,000 earnout shares are not included or contributing to the value of the earnout liabilities. The entitlement of the second batch of the 2,100,000 Earnout Shares to the Old Foxx Shareholders were also forfeited, as the Company did not meet the earnout requirements for the fiscal year ended June 30, 2025 vesting schedule. These 2,100,000 Earnout Shares, which were classified as liability and measured at fair value, were reduced to $0.

As of September 30, 2025 and September 26, 2024 (the Closing Date), the fair value of the earnout liabilities was $0 and $5,688,007, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized losses of $0 and $49,861, respectively, related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations.

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

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

On October 3, 2024, the Company’s shareholders (ACAC’s public shareholders) exercised 10,500 warrants in the amount of $120,750 or $11.50 per share.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
July 1, 2024			$-	-
Granted	12,156,417	12,156,417	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	(10,500)	(10,500)	$11.50	-
June 30, 2025	12,145,917	12,145,917	$11.50	4.24
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2025	12,145,917	12,145,917	$11.50	3.99

The Company accounted for the 12,145,917 Warrants assumed from the merger as equity instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity.

Cancellation of Common Stock Held in Escrow

On September 26, 2024 (the Closing Date), pursuant to the Business Combination Agreement (see Note 4), 500,000 shares were deposited to a segregated escrow account and would be release to the Old Foxx Shareholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

On February 18, 2025, these 500,000 shares have been cancelled and forfeited without consideration.

Note 16 — Concentrations of risks

(a) Major customers

For the three months ended September 30, 2025, three customers, customer A, customer B and customer C, which are the third parties of the Company, accounted for 66%, 13% and 10%, respectively, of the Company’s total revenues.

For the three months ended September 30, 2024, two customers, customer A and customer B, which are the third parties of the Company, accounted for 49% and 39%, respectively, of the Company’s total revenues.

(b) Major suppliers

For the three months ended September 30, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 95% of the Company’s total purchases.

For the three months ended September 30, 2024, one supplier, which is a third party of the Company, accounted for 98% of the Company’s total purchases.

(c) Geographic areas

For the three months ended September 30, 2025 and 2024, all of the Company’s long-lived assets are located in the United States and all of the Company’s revenues are derived solely from the United States, accordingly, no geographical information is presented.

Note 17 — Leases

Short-term leases

On August 1, 2023, the Company entered a twelve-month lease agreement to rent a general office and storage space for its purchased inventory for a monthly rental fee of $100. The Company renewed the lease for another twelve months at a monthly rental fee of $200.

On August 14, 2023, the Company entered a six-month lease agreement to rent an office for operating purposes with a monthly rental fee of $550. After the initial six-month term, the lease was renewed on a month-to-month basis.

Long-term leases

In September 2023, the Company signed a three-year lease agreement to rent a general office and storage space for business operations with a monthly rent of $3,096, plus varied monthly CAM. The commencement date of this lease is October 1, 2023 and has no renewal option. On July 17, 2024, the Company extended the lease for another 35 months to be commenced on October 1, 2026 and ended August 31, 2029. The Company considered this lease as an operating lease and recognized right-of-use asset and lease liability. The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

In June 2024, the Company signed a six year and 11.5 months lease agreement to rent a general office for business operations with a monthly rent of $3,500, plus varied monthly CAM. The commencement date of this lease is June 15, 2024 and the expiration date is May 31, 2031. The Company considered this lease as an operating lease and recognized right-of-use asset and lease liability. The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

On July 17, 2024, the Company signed a five-year and one-half month lease agreement to rent a general office and storage space for business operations with a monthly rent of $10,534, plus varied monthly CAM. The commencement date of this lease is August 15, 2024 and has no renewal option. The Company considered this lease as an operating lease and recognized right-of-use asset and lease liability. The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

On July 12, 2024, the Company signed and further amended a ten-and-half-year lease agreement (“July 2024 Lease”) to rent a 101,145 square feet factory and warehouse for business operations with an initial monthly rent of $131,489, plus varied monthly operating expenses and real estate tax. The commencement date of this lease is July 1, 2025 and the expiration date is December 31, 2035. The Company considered this lease as an operating lease and recognized right-of-use asset and lease liability. The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

On December 20, 2024, the Company further expanded the July 2024 Lease to include additional 102,099 square feet with a commencement date of January 1, 2026 (See Note 18).

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using incremental borrowing rate as the effective interest rate, with a weighted average rate of 5.43%.

As of September 30, 2025 and June 30, 2025, the weighted-average remaining operating lease term of its existing leases is approximately 9.88 years and 4.51 years, respectively.

The following table sets forth the Company’s minimum long-term lease   payments in future periods as of September 30, 2025, which represents the operating lease liabilities on the accompanying balance sheet:

Operating lease payments
For the nine months ending June 30, 2026	$1,643,263
For the twelve months ending June 30, 2027	2,526,270
For the twelve months ending June 30, 2028	2,627,563
For the twelve months ending June 30, 2029	2,734,028
For the twelve months ending June 30, 2030	2,641,300
Thereafter	16,021,056
Total lease payments	28,193,480
Less: discount	(6,831,369)
Present value of operating lease liabilities	21,362,111
Operating lease liabilities, current portion	(1,148,518)
Operating lease liabilities, non-current portion	$20,213,593

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$725,132	$51,384
Lease expenses – short term	General, and administrative	3,630	4,350
Total operating lease cost		$728,762	$55,734

For the three months ended September 30, 2025 and 2024, $496,020 and $45,793 of cash were used for operating lease liabilities, respectively.

Note 18 — Commitments and contingencies

Contingencies

From time to time, the Company is a party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

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

Lease Commitment

On December 20, 2024, the Company further expanded the July 2024 Lease (see Note 17) to include additional 102,099 square feet from January 1, 2026 to December 31, 2035 with an additional monthly rent of $132,729, which was included in prepaid expenses and other current assets. Additional $550,000 of security deposits were made as a result of this lease amendment, which was included in the caption “security deposits” in the accompanying consolidated balance sheets as of September 30, 2025. These leases were not included in the operating right-of-use assets balance as of September 30, 2025 as the commencement date of the lease was January 1, 2026.

Reference to Note 17 for detailed disclosure of other entered lease agreements and liabilities.

Risks and Uncertainties

On April 2, 2025, the President of the United States signed Executive Order 14257, “Regulating Imports with a Reciprocal Tariff to Rectify Trade Practices that Contribute to Large and Persistent Annual United States Goods Trade Deficits” (the “Executive Order 14257”), to take action based on the results of certain investigations related to the causes of the U.S.’s large and persistent annual trade deficits in goods. Subsequent to Executive Order 14257, there have been additional executive orders that have, among other actions, effectively suspended the enforcement of certain country-specific tariffs until November 10, 2025. The potential for further changes in trade policies, including new tariffs or changes to existing ones, introduces uncertainty regarding the Company’s future costs, revenues, collectability of account receivables, carrying value of inventories, and overall financial performance. The Company monitors these developments closely and will continue to evaluate their potential impact on its operations, financial condition, and results of operations. The ultimate financial impact of these uncertainties is difficult to quantify at this time.

On July 4, 2025, the One Big Beautiful Bill Act, Public Law No. 119021 (“OBBBA”), was signed into law by the President of the United States, which introduced significant and wide-ranging changes to the U.S. tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect of the changes includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses.  The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions including limitations on tax deductions for charitable contributions were also adopted.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flow. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

Note 19 — Income taxes

As of September 30, 2025 and June 30, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for each of the three months ended September 30, 2025 and 2024 was 0%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets

Note 20 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Tablet products	$50,471	$4,755
Mobile phone products	17,644,061	22,877,099
Wearable products and others	2,101,084	-
Subtotal product revenues	19,815,616	22,881,854
App service commission revenue	405,766	230,198
Other services	1,919	-
Subtotal service revenues	407,685	230,198
Total revenues, net	$20,223,301	$23,112,052

Disaggregated information of revenues by business line is as follows:

	For the Three Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Wholesale revenues	$19,526,884	$22,859,453
E-commerce revenues	288,732	22,401
Subtotal product revenues	19,815,616	22,881,854
App service commission revenue	406,766	230,198
Other services	1,919	-
Subtotal service revenues	407,685	230,198
Total revenues, net	$20,223,301	$23,112,052

Note 21 — Basic and diluted loss per share

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

The following table presents the computation of basic and diluted loss per share attributable to common stockholders, for the periods presented:

	For the Three Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net loss – basic and diluted EPS	$(2,865,442)	$(2,266,789)

Basic and diluted weighted average shares outstanding*	6,780,597	3,477,696

Basic and diluted loss per share	$(0.42)	$(0.65)

*	There were no shares that have a dilutive effect for the three months ended September 30, 2025 and 2024.

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	For the Three Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Earnout Shares*	-	2,100,000
Warrants **	12,145,917	12,156,423
RSUs**	684,355	-
Total	12,830,272	14,256,423

*	As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The Earnout Shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested.

**	The Company’s outstanding warrants and RSUs were excluded from the computation of diluted EPS because it has anti-dilutive effect as the company had a net loss during the periods presented.

Note 22 — Segment information

The Company conducts business as a single operating segment which is based upon the Company’s organizational and management structure, as well as information used by the Company’s CODM to allocate resources and other factors. The accounting policies of the segment are the same as those described in Note 3.

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net loss, as reported in the consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For The Three Months Ended
	September 30,	September 30,
	2025	2024
Revenues, net	$20,223,301	$23,112,052
Less cost of goods sold	17,478,734	22,713,876
Less significant segment expenses:
Commission expenses	53,237	303,486
Marketing consulting expenses	194,427	294,447
Product testing expenses	186,697	92,105
Warranty expenses	72,188	106,078
Marketing and advertising expenses	100,800	55,522
Other selling and marketing expenses	48,776	631
Payroll and payroll tax expenses	881,283	740,903
Professional expenses	727,253	245,087
Insurance expenses	171,900	83,195
Recovery of credit losses, net	(104,276)	-
Office expenses	75,328	86,912
Rent expenses	728,762	55,734
Travel expenses	20,226	53,111
Other general and administrative	25,975	59,078
Other research and development expenses	157,388	7,028
Research and development expenses-related party	-	22,792
Stock-based compensation expenses	296,797	-
Other segment items:
Interest expense	2,011,905	408,995
Other expense (income), net	(38,657)	-
Change in fair value of earnout liabilities	-	49,861
Provision for income taxes	-	-
Segment net loss	$(2,865,442)	$(2,266,789)

Note 23 — Subsequent events

The Company evaluated all events and transactions that occurred after September 30, 2025 up through the date the Company issued these unaudited condensed consolidated financial statements. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the unaudited condensed consolidated financial statements.

On November 4, 2025, two of the Company’s employees resigned from their position with the Company and the Company agreed to accelerate the vesting term for an immediate vesting for a total of 31,819 or approximately 50% of their unvested RSUs previously granted to two them due to termination of their employment. A total of 31,817 or approximately 50% of their unvested RSUs previously granted to two them were forfeited due to termination of their employment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2025. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

We manage inventory and meet market demand through our build-to-order business model. After customers place purchase orders in bulk with us, we place purchase orders with suppliers to manufacture the products that meet customers’ products specifications and budget requirements. Prior to 2023, we relied on limited suppliers for the manufacturing of mobile phone and tablet products and on limited customers for the distribution of these products. We selectively concentrated our resources on our tablet and mobile phone products because such products held the strongest market potential and revenue generation capability at the time when remote work and online classes became more prevalent.

Beginning in 2023, we adjusted our business strategy to avoid reliance on limited suppliers and customers and to diversify suppliers and customers to mitigate the concentration and reliance risk. We have added new product models across each product line to target a broader range of customers. As of the date hereof, we have reached out to a total of eight wholesale customers to expand our operations in the market and expect to secure purchase orders from these new customers. At the same time, to meet the various product demands of current and prospective customers, we have connected with suppliers who can provide manufacturing support when we secure purchase orders from our customers. In addition, we plan to further expand our product range and to launch an IoT platform to manage all end products sold and began setting up a service team for our business to business (B2B) model in the artificial IoT department. Through the efforts to expand product range and reaching a broader customer base, we will be able to move away from relying on limited customers and suppliers. As we dedicated our resources to expansion, we experienced a significant decrease in the sales of tablet and mobile phone products during the year ended June 30, 2024 as compared to the same period in 2023: (i) new customers began orders in much smaller quantities as compared to our previous customer in order to build up a trustworthy relationship; (ii) similarly and relevantly, we placed order with new suppliers in much smaller quantities to build up relationship and ensure the quality of the products; and (iii) new product models on both tablet and mobile phones order by new customers required approximately 6-9 months from development to mass production.

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

For the three months ended September 30, 2025, our sales remained consistent with our historical level, as we retained our three major customers and continued to sell our new products and services during the period. In addition, we have launched new wearable products, such as smart watches, smart rings, smart glasses, trackers and headsets, and App service commission revenue in May 2025 which have driven up our sales for these wearable products and App service commission revenue for the three months ended September 30, 2025 as compared to the same period in 2024.

The Business Combination

 Incorporated as a Delaware corporation under the name “Acri Capital Merger Sub I Inc.” on November 13, 2023, we entered into the Business Combination Agreement on February 18, 2024, as amended on May 31, 2024, by and among us, ACAC, Merger Sub, and Old Foxx.

Upon the Closing of the Business Combination on September 26, 2024, ACAC merged with and into us, with us surviving the Reincorporation Merger, and (ii) Old Foxx merged with and into Merger Sub, with Merger Sub surviving as our wholly owned Delaware subsidiary after the Acquisition Merger.

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

In addition, on October 15, 2025, upon the filing of the 2025 Audited Financial Statements as part of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC (the “2025 10-K”), any Earnout Shares that the Old Foxx Shareholders would be entitled to receive under the Vesting Schedule were automatically forfeited, as the Company did not meet any of the vesting conditions for the fiscal year ended June 30, 2025 within the Vesting Schedule.

In addition to the foregoing, pursuant to that certain amendment to the Underwriting Agreement, by and between EF Hutton LLC and ACAC, dated February 20, 2024, 43,125 shares of our Common Stock were issued to EF Hutton LLC at the Closing.

Public Listing

The ACAC securities previously traded on Nasdaq were delisted without any action needed to be taken on the part of the holders of such securities and are no longer traded on Nasdaq following the Closing. On September 27, 2024, one business day after the Closing, our Common Stock and Warrants became listed on the Nasdaq Capital Market (“Nasdaq”) under trading symbols “FOXX” and “FOXXW,” respectively.

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

On June 21, 2023, Old Foxx entered into a securities purchase agreement (the “Convertible Note Agreement 1”) with New Bay Capital Limited, a Hong Kong registered company (“New Bay”), and issued a promissory note (“Note 1”) to New Bay in the principal amount of $2 million with an interest rate of 7% per annum, convertible into shares of Old Foxx common stock at $30.00 per share upon the listing of Old Foxx common stock through an initial public offering. On December 21, 2023, Old Foxx issued into another securities purchase agreement (the “Convertible Note Agreement 2”) with New Bay with the same terms and conditions as the Convertible Note Agreement and issued another promissory note (“Note 2”) to New Bay in the principal amount of $2 million.

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

On March 15, 2024, Old Foxx and New Bay amended the terms of the Note 1 and Note 2 accordingly, and New Bay subscribed for a new promissory note (“Note 3”) in the principal amount of $2 million under the same terms and conditions as amended Note 1 and Note 2 (collectively “New Bay Notes”).

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

Key Factors that Affect Operating Results

We believe the key factors affecting our financial condition and results of operations include the following:

Retention of Key Management Team Members

One of the key differentiating factors of us is the rich blended nature of our management team. Our management team comprises executives with extensive experience in electronics industry with IoT services related experience. The wide array of industry experience captured by our management team allows us to deliver advanced technology and superior products to our customers. Losing any member of our key executive team could significantly impact on the quality of services and products that we currently offer. Such departures may prompt customers to explore alternative products or IoT cloud platforms offered by different vendors or service providers.

Investment in technology and talent

We invest significant resources in outsourcing partnerships and dedicate efforts to research and develop new products, solutions, agent platforms, and related services. This commitment is essential to uphold our competitiveness in the industry, especially in the realm of IoT services. Advancing technology and enhancing capabilities are pivotal for enterprise growth, necessitating continual progress in electronic product technologies, novel services, and expanded capabilities.

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

Our ability to expand our products and services and diversify customer base

Currently, our main revenue stream originates from the sale of tablets and mobile phones. As brand recognition and acceptance grow, we anticipate a surge in user adoption of our wireless services and intelligent products. Our capacity to broaden our products portfolio, offer new services and attract a more diversified customer base could significantly influence our future operating results.

Results of Operations

Comparison for the three months ended September 30, 2025 and 2024

	For the Three Months September 30,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$20,223,301	23,112,052	(2,888,751)	(12.5)%
Cost of goods sold	17,478,734	22,713,876	(5,235,142)	(23.0)%
Gross profit	2,744,567	398,176	2,346.391	589.3%
Operating expenses
Selling expense	901,656	1,215,042	(313,386)	(25.8)%
General, and administrative expense	2,428,673	961,247	1,467,426	152.7%
Research and development – related party	-	22,792	(22,792)	(100.0)%
Research and development	306,432	7,028	299,404	4,260.2%
Loss from operations	(892,194)	(1,807,933)	915,739	(50.7)%
Other expense, net	(1,973,248)	(458,856)	(1,514,392)	330.0%
Provision for income tax	-	-	-	0.0%
Net loss	(2,865,442)	(2,266,789)	(598,653)	26.4%
Foreign currency translation adjustment	(6,525)	-	(6,225)	(100.0)%
Comprehensive loss	$(2,871,967)	(2,266,789)	(605,178)	26.7%

Revenues

Our revenue is primarily derived from sales of electronic products. The total revenues decreased by approximately $2.9 million, or 12.5%, to approximately $20.2 million for the three months ended September 30, 2025 as compared to $23.1 million for the three months ended September 30, 2024. The decrease of the total revenue was mainly attributable to the decrease in mobile phone products revenues, which accounted for 87% of our sales.

Our revenues from our revenue categories are summarized as follows:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Tablet products	$50,471	$4,755
Mobile phone products	17,644,061	22,877,099
Wearable products and others	2,101,084	-
Subtotal product revenues	19,815,616	22,881,854
App service commission revenue	405,766	230,198
Other services	1,919	-
Subtotal service revenues	407,685	230,198
Total revenues, net	$20,233,301	$23,112,052

Tablet product sales were insignificant in our operations for the three months ended September 30, 2025. Revenue from the sales of tablets increased by approximately $46,000, or 961.4%, to approximately $51,000 for the three months ended September 30, 2025 from $5,000 for the same period in 2024. Revenue from sales of phones decreased by approximately $5.2 million, or 22.8%, to approximately $17.7 million for the three months ended September 30, 2025 from $22.9 million for the same period in 2024 as the consumers’ spending power was weakened and the mobile phone replacement rate was lowered. Previously, consumers tended to replace their phones every six months, whereas now many keep the same device for over a year. Revenue from sales of wearable products and others increased by approximately $2.1 million, or 100.0%, to approximately $2.1 million for the three months ended September 30, 2025 from $0 for the three months ended September 30, 2024, as we rolled out some new wearable products beginning in October 2024. Revenue from App service commission increased by approximately $0.2 million, or 76.3%, to approximately $0.4 million for the three months ended September 30, 2025 from $0.2 million for the three months ended September 30, 2024, as we engaged more partners and generate more income by providing installation of App service to our partners on our mobile devices and procure the distribution of these devices to the end users. Revenue from other services increased by approximately $2,000, or 100.0%, to approximately $2,000 for the three months ended September 30, 2025 from $0 for the three months ended September 30, 2024, as we started to generate income by providing other logistic and warehouse management services in April 2025.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold decreased by approximately $5.2 million, or 23.0%, to approximately $17.5 million for the three months ended September 30, 2025 as compared to $22.7 million for the three months ended September 30, 2024. The decrease in cost of goods sold is a direct result of an decrease in our revenue, consistent with the decrease in mobile phone production costs, which accounted for 88% of our cost of goods sold.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Tablet products	$40,088	$4,670
Mobile phone products	15,361,569	22,709,206
Wearable products and others	2,076,712	-
Other services cost	365	-
Total cost of goods sold	$17,478,734	$22,713,876

Our cost of goods sold for tablets increased by approximately $35,000, or 758.4%, to approximately $40,000 for the three months ended September 30, 2025 from $5,000 for the same period in 2024. Cost of goods sold for mobile phone products decreased by approximately $7.3 million, or 32.4%, to approximately $15.3 million for the three months ended September 30, 2025 from $22.7 for the same period in 2024, which is consistent with the direct result of an decrease in our revenue, as we negotiated with our vendor to cover shipping and tariff costs beginning in July 2025. Cost of goods sold for wearable products and others increased by approximately $2.1 million, or 100.0%, to approximately $2.1 million for the three months ended September 30, 2025 from $0 for the same period in 2024, which is also the direct result of an increase in our revenue as we rolled out some new wearable products beginning in October 2024. Cost of goods sold for other services increased by approximately $400, or 100.0% to approximately $400 for the three months ended September 30, 2025 from $0 for the same period in 2024, which is also the direct result of an increase in our other revenue as we started to generate income by providing other services in April 2025.

Gross Profit

Our gross profit increased by approximately $2.3 million, or 589.3%, to approximately $2.7 million for the three months ended September 30, 2025, from $0.4 for the three months ended September 30, 2024.

Our gross profit from their major revenue categories is summarized as follows:

	For the Three Months Ended September 30,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross profit	$10,383	$85	$10,298	12,115.3%
Gross profit percentage	20.6%	1.8%	18.8%

Mobile phone products
Gross profit	$2,302,492	$167,893	$2,134,599	1,271.4%
Gross profit percentage	13.0%	0.7%	12.3%

Wearable products and others
Gross profit	$24,372	$-	$24,372	100.0%
Gross profit percentage	1.2%	-%	1.2%

App service commission revenue
Gross profit	$405,766	$230,198	$175,568	76.3%
Gross profit percentage	100.0%	100.0%	0.0%

Other services
Gross profit	$1,554	$-	$1,554	100.0%
Gross profit percentage	81.0%	-%	81.0%

Total
Gross profit	$2,744,567	$398,176	$2,346,391	589.3%
Gross profit percentage	13.6%	1.7%	11.8%

For the three months ended September 30, 2025 and 2024, our overall gross profit percentage was 13.6% and 1.7%, respectively. The increase in gross profit percentage of 11.8% was primarily due to the increase in gross profit percentage for all products and services.

Gross profit percentage of tablets increased from 1.8% for the three months ended September 30, 2024 to 20.6% for the same period in 2025. This was primarily due to the decrease in sales of those with higher unit selling prices and lower unit purchase prices, and the reduction of shipping and tariff costs as we negotiated with our vendor to cover such costs.

Gross profit percentage for mobile phones increased from 0.7% for the three months ended September 30, 2024 to 13.0% for the same period in 2025. This was primarily due to the increasing sales in new phone models with higher gross profit margins and the reduction of shipping and tariff costs as we negotiated with our vendor to cover such costs.

For the three months ended September 30, 2025, our gross profit percentage of wearable products was 1.2%. We did not sell wearable products for the three months ended September 30, 2024.

For the three months ended September 30, 2025 and 2024, our gross profit percentage of App service commission was 100.0%. This high margin was primarily attributable to the nature of App service commission revenue, which was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions, activation of Apps, and installation of additional Apps occur at a point in time when the end users of the mobile devices interact with those Apps. We earned the App revenue share (service commission) from our partners without incurring any direct cost, as the pre-installation expenses were included in the research and development expenses prior to installation, and any labor costs with minimal time spent were immaterial to be allocated to cost of revenue.

For the three months ended September 30, 2025, our gross profit percentage of other services was 81.0%. We did not have other logistic and warehouse management services for the three months ended September 30, 2024.

Operating Expenses

Total operating expenses increased by approximately $1.4 million, or 64.8%, to approximately $3.6 million for the three months ended September 30, 2025, from approximately $2.2 million for the three months ended September 30, 2024.

Our operating expenses are summarized as follows:

	For the Three Months ended September 30,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$901,656	$1,215,042	$(313,386)	(25.8)%
General and administrative expense	2,428,673	961,247	1,467,426	152.7%
Research and development – related party	-	22,792	(22,792)	(100.0)%
Research and development	306,432	7,028	299,404	4,260.2%
Total operating expense	$3,636,761	$2,206,109	$1,430,652	64.8%

The increase in operating expenses was mainly attributed to the following:

Selling Expenses

Selling expenses decreased approximately $0.3 million, or 25.8%, to approximately $0.9 million for the three months ended September 30, 2025, from approximately $1.2 million for the three months ended September 30, 2024. The decreased selling expenses was mainly attributable to approximately $0.4 million decrease in commission, payroll and payroll related expenses and approximately $0.1 million decrease in consulting fees during the three months ended September 30, 2025, as we reduced salespersons and consultants to cut expenses and improve profitability to improve cost efficiency. The decrease was offset by approximately $0.1 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our sales team members under employee incentive plan and approximately $0.1 million increase in sampling, testing and certification expenses.

General and Administrative Expenses

General and administrative expenses increased approximately $1.4 million, or 152.7%, to approximately $2.4 million for the three months ended September 30, 2025 from approximately $1.0 million for the three months ended September 30, 2024. The increased general and administrative expense were mainly attributable to the approximately $0.5 million increase in professional expense on audit and accounting fees as we became a public company, approximately $0.2 million increase in salary and wages as we made more new hires after we became a public company, and approximately $0.7 million increase in rent due to the new factory and warehouse lease that commenced in July 2025.

Research and Development — related party

Research and development (“R&D”) expenses from a related party decreased by approximately $23,000, or 100.0%, where the decrease was primarily due to an R&D project which commenced in 2024 and was completed in June 2025. During the three months ended September 30, 2024, a related party completed additional 10% of the remaining 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $23,000 accordingly based on the progression of the R&D project. We did not have this expense for the same period in 2025.

Research and Development

R&D expenses increased by approximately $0.3 million, or 4,260.2%, from $7,000 for the three months ended September 30, 2024 to $0.3 million for the same period in 2025. The increase is due to hiring of more employees and engaging third parties to provide development services for new products after we became a public company. The increase is also attributable to approximately $57,000 increase in stock-based compensation as we granted restricted stock units in November 2024 to our R&D team members under the Incentive Plan.

Other expense, net

Our other expense, net is summarized as follows:

	For the Three Months ended September 30,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Other expense
Interest expense	$(2,011,905)	$(408,995)	$(1,602,910)	391.9%
Other income, net	38,657	-	38,657	100.0%
Change in fair value of earnout liabilities	-	(49,861)	49,861	(100.0)%
Total other expense, net	$(1,973,248)	$(458,856)	$(1,514,392)	330.0%

Total other expenses, net increased by approximately $1.5 million, or 330.0%, to approximately $2.0 million for the three months ended September 30, 2025, from approximately $0.5 million for the three months ended September 30, 2024. The increase was primarily due to the increase of approximately $1.7 million interest expenses incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable offset by the decrease of approximately $0.1 million interest expenses incurred related to three convertible promissory notes that were converted into our Common Stock in September 2024.

Provision for income taxes

The provision for income taxes are $0 for each of the three months ended September 30, 2025 and 2024 as we had made full allowance of our deferred tax assets on net operating losses.

Net Loss

Net loss increased by approximately $0.6 million, or 26.4%, to approximately $2.9 million of net loss for the three months ended September 30, 2025, from approximately $2.3 million net loss for the three months ended September 30, 2024. Such change was mainly due to the reasons discussed above.

Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment of approximately $7,000 are mainly due to the fluctuation of foreign exchange rates between SGD (the functional currency of one of our subsidiaries) and the USD dollar (reporting currency) for the three months ended September 30, 2025.

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

As of September 30, 2025, we had cash and cash equivalents of approximately $1.5 million, while we had working capital deficit of approximately $10.3 million and accumulated deficit of approximately $23.0 million. During the three months ended September 30, 2025, we had net loss of approximately $2.9 million and net operating cash outflow of approximately $0.4 million.

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

The following summarizes the key components of cash flows for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(367,763)	$(243,459)
Net cash used in investing activities	-	(35,000)
Net cash provided by (used in) financing activities	(6,980)	28,283,012
Effect of exchange rate changes	(7,218)	-
Net change in cash and cash equivalents	$(390,961)	$28,004,553

Operating activities

Net cash used in operating activities was approximately $0.4 million for the three months ended September 30, 2025 and was primarily attributable to (i) approximately $2.9 million net loss, (ii) approximately $6.0 million increase in accounts receivable due to the increase of credit sales during the period, (iii) approximately $0.5 million payment in operating lease liabilities as we commenced our factory and warehouse lease in July 2025, and (iv) approximately $0.1 million non-cash recovery of credit losses as we collected receivables that had been previously reserved for under the allowance for credit losses. The cash outflow was offset by (v) non-cash expenses of approximately $1.2 million, which includes depreciation, amortization of operating right-of-use assets, stock-based compensation, and impairment of inventories, (vi) approximately $5.4 million increase in accounts payable due to purchase with vendors to meet customer demand, (vii) approximately $0.8 million decrease in prepaid expenses and other current assets due to the decrease of prepaid rent payment in connection with our factory and warehouse leases which commenced in July 2025, (viii) approximately $0.7 million decrease in inventories as we engaged in dropship arrangement beginning in July 2025 where products were shipped directly to our customers rather than stored in our warehouse as inventory, (ix) approximately $0.4 million increase in contract liabilities aligned with the decrease of inventory, (x) approximately $0.3 million increase in other payables and accrued liabilities mainly due to accrued interest payable related to the financing offered by our vendors based upon the timing of our payment to their accounts payable and accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees, and (xi) approximately $0.2 million decrease in contract assets as we reduced new purchase and sold off inventory.

Net cash used in operating activities was approximately $0.2 million for the three months ended September 30, 2024 and was primarily attributable to (i) approximately $2.2 million net loss, (ii) approximately $12.1 million increase in accounts receivable due to the increase of credit sales during the period, (iii) approximately $2.8 million increase in inventories because we stored more inventories to meet the demand of our anticipated sales orders, (iv) approximately $0.6 million increase in security deposit because we rented more office space, (v) approximately $0.5 million decrease in contract liabilities aligned with the increase of inventory, and (vi) approximately $0.2 million increase in prepaid expenses and other current assets due to our prepaid rent payment in connection with our warehouse lease which commenced in February 2025. The cash outflow was offset by (i) non-cash expenses of approximately $0.3 million, which includes depreciation, accrued interest expenses incurred from the convertible notes, change in fair value of earnouts and amortization of operating right-of-use assets, (ii) approximately $17.9 million increase in accounts payable due to purchase of more inventories with vendors to meet customer demand, and (iii) approximately $0.2 million increase in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees.

Investing activities

There were no investing activities for the three months ended September 30, 2025.

Net cash used in investing activities was approximately $35,000 for the three months ended September 30, 2024, attributable to the purchase of an automobile for our business uses.

Financing activities

Net cash provided by financing activities was approximately $7,000 for the three months ended September 30, 2025, mainly attributable to the principal payments of long-term loan of approximately $7,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

Critical Accounting Estimates

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

Income Taxes

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes compared to the amounts used for income tax purposes. We regularly review our deferred tax assets for recoverability with consideration for such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing temporary differences. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes the deferred tax assets, based largely on the history of tax losses, warrant a full valuation allowance based on the weight of available negative evidence. Currently, the key factor in our assumption of providing 100% valuation allowance was purely based on our historical operating losses. Once we begin generating profit, we will re-evaluate whether providing 100% valuation allowance is appropriate or if we can reassess such number.

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

Item 1a. Risk Factors

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2025 10-K. The risks and uncertainties that we face are not limited to those set forth in the 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There have been no material changes to the Company’s risk factors since the filing of the 2025 10-K, except as discussed below:

Implementation of tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business.

The U.S. government has recently imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices and has raised the possibility of imposing significant additional tariff increases or expanding the tariffs to capture other types of goods from other countries. For example, on April 2, 2025, the President of the United States signed Executive Order 14257, “Regulating Imports with a Reciprocal Tariff to Rectify Trade Practices that Contribute to Large and Persistent Annual United States Goods Trade Deficits” (the “Executive Order 14257”), to take action based on the results of certain investigations related to the causes of the U.S.’s large and persistent annual trade deficits in goods. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. or have enacted export restrictions on certain goods produced in their country. Uncertainties with respect to tariffs, trade agreements or any potential trade wars could negatively affect the global economy and demand for our products and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs and trade barriers could also result in adverse changes in the cost of sourcing and manufacturing our products, which could lead to increased costs that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.

The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could impact our future financial position and results of operations.

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we intend to have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. Recently, in July 2025, the U.S. government enacted The One Big Beautiful Bill Act, Public Law No. 119021 (the “OBBBA”) which includes a broad range of tax reform provisions that may affect our financial results. The OBBBA includes, among other provisions, the allowance of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act of 2017. The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flow. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

In addition, many countries have enacted or plan to enact legislation and other guidance to align their international tax rules with the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. Such legislative initiatives may materially negatively impact our financial condition and results of operations generally.

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

Foxx Development Holdings Inc.

Date: November 18, 2025	By:	/s/ Greg Foley
Greg Foley
Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2025	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chairwoman and Chief Financial Officer
(Principal Financial and Accounting Officer)