Form 10-Q
period 2025-12-31
Foxx Development Holdings Inc.
filed 2026-02-13
CIK 2013807

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of February 13, 2026, there are 7,005,191 shares of common stock issued and outstanding.

FOXX DEVELOPMENT HOLDINGS INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,769,684	$1,875,453
Accounts receivable, net of allowance for credit losses of $478,526 and $595,907, as of December 31, 2025 and June 30, 2025, respectively	6,318,106	6,786,792
Inventories	10,182,579	12,686,739
Contract assets	138,664	454,842
Prepaid expenses and other receivables, net of allowance for credit losses of $518,226 and $317,282, as of December 31, 2025 and June 30, 2025, respectively	1,376,395	1,837,812
Prepaid expenses - related party	-	8,000
Amount due from related parties	53,157	-
Total Current Assets	19,838,585	23,649,638

PROPERTY AND EQUIPMENT, NET	102,321	131,722

NON-CURRENT ASSETS
Operating right-of-use assets	20,947,327	1,063,438
Security deposits	1,155,516	1,155,016
Total Non-current Assets	22,102,843	2,218,454

Total Assets	$42,043,749	$25,999,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$29,678,545	$26,244,987
Other payables and accrued liabilities	2,938,652	3,570,959
Other payable - related parties	35,263	272,917
Contract liabilities	23,525	378
Income taxes payable	65,243	76,743
Current maturity of long-term loan	23,383	23,743
Operating lease liabilities - current	1,187,583	211,525
Total Current Liabilities	33,952,194	30,401,252

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	19,851,890	889,827
Long-term loan - non-current	61,376	73,418
Total Non-current Liabilities	19,913,266	963,245

Total Liabilities	53,865,460	31,364,497

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 50,000,000 shares authorized as of December 31, 2025 and June 30, 2025; 6,962,811 and 6,780,597 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	696	678
Additional paid-in capital	15,389,806	14,686,705
Accumulated deficit	(27,198,420)	(20,047,064)
Accumulated other comprehensive loss	(13,793)	(5,002)
Total Stockholders’ Deficit	(11,821,711)	(5,364,683)

Total Liabilities and Stockholders’ Deficit	$42,043,749	$25,999,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES, NET	$16,716,572	$17,480,231	$36,939,873	$40,592,283
COST OF GOODS SOLD	14,499,792	15,289,565	31,978,526	38,003,441
GROSS PROFIT	2,216,780	2,190,666	4,961,347	2,588,842
OPERATING EXPENSES:
Selling expenses	1,142,567	1,626,740	2,044,223	2,841,782
General and administrative expenses	3,103,576	2,042,169	5,532,249	3,003,416
Research and development - related party	-	45,584	-	68,376
Research and development	193,208	717,273	499,640	724,301
Total Operating Expenses	4,439,351	4,431,766	8,076,112	6,637,875

LOSS FROM OPERATIONS	(2,222,571)	(2,241,100)	(3,114,765)	(4,049,033)
OTHER (EXPENSE) INCOME
Interest expense	(2,003,236)	(1,042,198)	(4,015,141)	(1,451,193)
Other (expense) income, net	(60,107)	1,861	(21,450)	1,861
Change in fair value of earnout liabilities	-	4,705,583	-	4,655,722
Total Other (Expense) Income, net	(2,063,343)	3,665,246	(4,036,591)	3,206,390

(LOSS) INCOME BFORE INCOME TAXES	(4,285,914)	1,424,146	(7,151,356)	(842,643)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	(4,285,914)	1,424,146	(7,151,356)	(842,643)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(2,266)	-	(8,791)	-

COMPREHENSIVE (LOSS) INCOME	$(4,288,180)	$1,424,146	$(7,160,147)	$(842,643)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	6,892,729	7,280,366	6,836,356	5,389,365 *
Diluted	6,892,729	7,280,366	6,836,356	5,389,365 *

(LOSS) INCOME PER SHARE
Basic	$(0.62)	$0.20	$(1.05)	$(0.16)
Diluted	$(0.62)	$0.20	$(1.05)	$(0.16)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Six Months Ended December 31, 2025
			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2025	6,780,597	$678	$14,686,705	$(20,047,064)	$(5,002)	(5,364,683)
Stock-based compensation expenses	-	-	296,797	-	-	296,797
Foreign currency translation	-	-	-	-	(6,525)	(6,525)
Net loss	-	-	-	(2,865,442)	-	(2,865,442)
BALANCE, September 30, 2025 (Unaudited)	6,780,597	678	14,983,502	(22,912,506)	(11,527)	(7,939,853)
Issuance of common stock under EIP	182,214	18	(18)	-	-	-
Stock-based compensation expenses	-	-	406,322	-	-	406,322
Foreign currency translation	-	-	-	-	(2,266)	(2,266)
Net loss	-	-	-	(4,285,914)	-	(4,285,914)
BALANCE, December 31, 2025 (Unaudited)	6,962,811	$696	$15,389,806	$(27,198,420)	$(13,793)	$(11,821,711)

	For the Six Months Ended December 31, 2024
			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares*	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2024	3,303,333	$330	$7,024,162	$(11,026,928)	$-	$(4,002,436)
Conversion of convertible promissory notes into common stock upon completion of reverse recapitalization	1,696,668	170	15,408,515	-	-	15,408,685
Issuance of common stock upon completion of reverse recapitalization	2,270,096	227	(2,100,865)	-	-	(2,100,638)
Earnout liabilities	-	-	(5,688,007)	-	-	(5,688,007)
Transaction costs	-	-	(893,577)	-	-	(893,577)
Net loss	-	-	-	(2,266,789)	-	(2,266,789)
BALANCE, September 30, 2024 (Unaudited)	7,270,097	727	13,750,228	(13,293,717)	-	457,238
Issuance of common stock through exercise of warrants	10,500	1	120,749	-		120,750
Stock-based compensation expenses	-	-	200,954	-		200,954
Net income	-	-	-	1,424,146		1,424,146
BALANCE, December 31, 2024 (Unaudited)	7,280,597	$728	$14,071,931	$(11,869,571)	$-	$2,203,088

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,151,356)	$(842,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,365	23,587
Interest expense from convertible promissory notes	-	140,740
Amortization of operating right of use assets	872,890	107,224
Provision of credit losses, net	83,563	63,000
Stock-based compensation expenses	703,119	200,954
Change in fair value of earnout liabilities	-	(4,655,722)
Gain on disposal of equipment	(2,790)	-
Impairments of inventories	1,570,862	-
Change in operating assets and liabilities:
Accounts receivable	586,067	(7,454,174)
Inventories	933,297	(13,997,419)
Contract assets	316,178	79,023
Prepaid expenses and other current assets	260,474	(892,774)
Amount due from related parties	(45,157)	140
Security deposits	(500)	(573,807)
Accounts payable	3,433,558	22,705,175
Contract liabilities	23,147	134,707
Income taxes payable	(11,500)	(253,932)
Other payables and accrued liabilities	(631,493)	873,182
Other payable - related parties	(237,654)	(54,799)
Operating lease liabilities	(818,659)	(77,694)
Net cash used in operating activities	(92,589)	(4,475,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(68,336)
Proceeds from disposal of equipment	8,826	-
Net cash provided by (used in) investing activities	8,826	(68,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans	-	(291,208)
Principal payments of long-term loan	(12,402)	(9,477)
Proceeds from convertible promissory note	-	9,000,000
Proceeds from reverse recapitalization, net of payments of transaction costs	-	19,710,288
Proceeds from issuance of common stock through exercise of warrants	-	120,750
Payment of redemption payable	-	(20,499,790)
Payments of deferred transaction costs	-	(131,400)
Net cash (used in) provided by financing activities	(12,402)	7,899,163

EFFECT OF EXCHANGE RATE CHANGES	(9,604)	-

NET CHANGE IN CASH	(105,769)	3,355,595

CASH, beginning of the period	1,875,453	587,448

CASH, end of the period	$1,769,684	$3,943,043

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$11,500	$50
Cash paid for interest	$4,723,963	$730,795

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right-of-use assets and lease liabilities	$20,756,779	$750,338
Modification of operating right-of-use assets and lease liabilities	$-	$121,655
Conversion of convertible promissory notes into common stock	$-	$15,408,685
Reverse recapitalization transaction costs net against additional-paid in capital	$-	$893,577
Deferred transaction costs included in other payables and accrued liabilities	$-	$300,000
Initial recognition of earnout liabilities	$-	$5,688,007

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

On August 29, 2023, Foxx Technology Pte Ltd, a Singapore private company (“Foxx Technology”), was incorporated in Singapore, with Old Foxx holding 51% of the equity interests in Foxx Technology. Foxx Technology operated in the field of the manufacture of wireless communications equipment, and the wholesale of handphones, handphone peripheral equipment and other telecommunications equipment. On July 30, 2024, Foxx submitted the application to dissolve Foxx Technology to the Accounting and Corporate Regulatory Authority (ACRA) of Singapore. On November 4, 2024, ACRA granted Foxx Technology’s application and struck it off from the company register of Singapore.

On March 3, 2025, Foxx Development (Singapore) Pte. Ltd (“Foxx Singapore”) was incorporated in Singapore. Foxx Singapore primarily engaged in assembling electronic products, and was 100% owned by the Company. Foxx Singapore had no significant operations as of December 31, 2025.

On April 8, 2025, Foxx Technologies Inc (“Foxx Tech”) was incorporated in the State of California. Foxx Tech is 100% owned by the Company. Foxx Tech had no significant operations as of December 31, 2025.

On May 19, 2025, Nexus IQ Technology Inc (“Nexus IQ”) was incorporated in the State of Delaware. Nexus IQ primarily engaged in developing, sales and rental of products involving Artificial Intelligence of Things (“AIoT”) technologies and was 100% owned by the Company. Nexus IQ began winding down its operations, disposed of related AIoT equipment, and sold its AIoT products to a third party.

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company primarily engages in the sales of electronic products. Debt financing in the form of convertible notes, loans from bank, third parties, and related parties, and cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net cash used in operating activities of approximately $90,000 for the six months ended December 31, 2025, (2) net loss of approximately $7.2 million for the six months ended December 31, 2025, and (3) working capital deficit of approximately $14.1 million as of December 31, 2025.

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

Translation adjustments are included in accumulated other comprehensive loss. The balance sheet amounts, with the exception of stockholders’ deficit   at December 31, 2025, were translated at SGD 1.29 to USD 1.00. The average translation rates applied to the unaudited condensed consolidated statements of operations and cash flows for the six months ended December 31, 2025, were SGD 1.29 to USD 1.00. The stockholders’ equity accounts were translated at their historical rates. Amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

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

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts or credit losses. An allowance for credit losses for accounts receivables is established based on various factors, including historical payments and current economic trends. The Company reviews its allowance for credit loss by assessing individual accounts receivable over a specific aging and amount. All other balances are pooled based on historical collection experience. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Accounts receivable are written off on a case-by-case basis after exhaustive efforts at collection are made, net of any amounts that may be collected. As of December 31, 2025 and June 30, 2025, $478,526 and $595,907, respectively, of allowance for credit losses of accounts receivable was recorded, and the Company had net accounts receivable of $6,318,106 and $6,786,792, respectively.

Inventories

Inventories are stated at the lower cost or net realizable value. The estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “First in, First out” method. Inventories mainly include electronic products and accessories, which are purchased from the Company’s suppliers as merchandized goods and freight-in. At least a quarterly basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value. The estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When inventories are written down to net realizable value, they are not marked up subsequently based on changes in underlying facts and circumstances. As of December 31, 2025 and June 30, 2025, the Company had inventories of $10,182,579 and $12,686,739, respectively. During the three months ended December 31, 2025 and 2024, $1,086,547 and $0 inventory write-down were recorded, respectively. During the six months ended December 31, 2025 and 2024, $1,570,862 and $0 inventory write-down were recorded, respectively.

Contract assets

Contract assets consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2025 and June 30, 2025, no allowance for credit losses on contract assets was recorded.

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

Warranty

The Company generally provides 30-day warranties or 1-year warranties for its product sold to its wholesale customer if an additional 1-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 1-3% of products on top of each customer’s order, these additional 1-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and e-commerce customers, the Company records estimated future warranty costs under ASC 460, Guarantees. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of December 31, 2025 and June 30, 2025, the Company accrued warranty reserves of $439,475 and $328,438, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

E-commerce Customers

The Company recognizes a contract with a customer when the contract is committed in writing and signed electronically on an e-commerce platform, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC 606. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts on shipping destination at its individual customer shipping address, which is the Company’s obligation to deliver the product to the end user/individual customer, depending on the specified contract. The Company’s e-commerce customers pay the order in full balance prior to shipment to the e-commerce platform and the e-commerce platform withholds the payment for 30 days before remitting payments to the Company. The Company offered one month of free exchange or return. As a result, the Company recognized its revenues from the e-commerce customers, in the third-party e-commerce platform, net of estimated sales returns, discount, and rebate, as a consideration reducing the transaction price. Historically, sales returns were insignificant to the Company’s operations. For the three and six months ended December 31, 2025 and 2024, the Company did not recognize any estimated sales returns. There is no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

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

Practical expedient

The Company applies the practical expedient in ASC 606 to expense as incurred, the costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs for obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year, which need to be recognized as assets for the three and six months ended December 31, 2025 and 2024.

Interest expenses

Interest expenses consist primarily of interest incurred on convertible notes, unpaid purchase balance from a vendor (see Note 10), and borrowings and others. For the three months ended December 31, 2025 and 2024, the Company had interest expenses that amounted to $2,003,236 and $1,042,198, respectively. Of the total interest expense for the three months ended December 31, 2025, $2,000,569 was related to unpaid purchase balance and $2,667 to borrowings and others. Of the total interest expense for the three months ended December 31, 2024, $1,042,198 was related to unpaid purchase balance. For the six months ended December 31, 2025 and 2024, the Company had interest expenses that amounted to $4,015,141 and $1,451,193, respectively. Of the total interest expense for the six months ended December 31, 2025, $4,008,672 was related to unpaid purchase balance and $6,469 to borrowings and others. Of the total interest expense for the six months ended December 31, 2024, $140,740 was related to convertible notes, $1,305,933 to unpaid purchase balance, and $4,520 to borrowings and others.

Lease

The Company accounts for leases in accordance with ASC 842, Leases. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over their estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of December 31, 2025 and June 30, 2025, the Company does not have finance leases.

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

The Company reviews the impairment of its right-of-use assets consistent with the approach applied for its other long-lived assets on an annual basis. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease right-of-use assets in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended December 31, 2025 and 2024, the Company did not recognize impairment loss against its right-of-use assets.

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

Upon completion of the Business Combination, all of ACAC’s outstanding public and private warrants (See Note 15) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the three and six months ended December 31, 2025 and 2024.

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

Note 5 — Accounts receivable, net

As of December 31, 2025 and June 30, 2025, accounts receivable consist of the following:

	December 31, 2025	June 30, 2025
	(Unaudited)
Accounts receivable	$6,796,632	$7,382,699
Less: allowance for credit losses	(478,526)	(595,907)
Accounts receivable, net	$6,318,106	$6,786,792

For the three months ended December 31, 2025 and 2024, the Company recognized $157,369 and $63,000 on net recovery and provision for allowance on credit losses, respectively. For the six months ended December 31, 2025 and 2024, the Company recognized $117,381 and $63,000 on net recovery and provision for allowance on credit losses, respectively.

Movement of allowance for credit losses consisted of the following for the periods ended indicated:

	For the Three Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$635,895	$-
Addition	25,166	63,000
Recovery	(182,535)	-
Balance as of the end of the period	$478,526	$63,000

	For the Six Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$595,907	$-
Addition	43,051	63,000
(Recovery	(160,432)	-
Balance as of the end of the period	$478,526	$63,000

Note 6 — Inventories

As of December 31, 2025 and June 30, 2025, inventories consist of the following:

	December 31, 2025	June 30, 2025
	(Unaudited)
Finished goods	$10,182,579	$12,686,739
Total inventories	$10,182,579	$12,686,739

For the three months ended December 31, 2025 and 2024, the impairment for inventories amounted to $1,086,547 and $0, respectively. For the six months ended December 31, 2025 and 2024, the impairment for inventories amounted to $1,570,862 and $0, respectively.

Note 7 — Contract assets

The following table presents the Company’s contract assets balances and changes therein:

	Three Months Ended December 31		Six Months Ended December 31
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$265,128	$1,713,430	$454,842	$1,682,289
Add: net increase in current period contract asset	68,068	436,284	104,914	1,603,267
Less: inventory received from beginning contract asset	(194,532)	(546,447)	(421,092)	(1,682,289)
Total contract assets as the end of the period	$138,664	$1,603,267	$138,664	$1,603,267

Note 8 — Prepaid expenses and other current assets

As of December 31, 2025 and June 30, 2025, prepaid expenses and other current assets consist of the following:

	December 31, 2025	June 30, 2025
	(Unaudited)
Other receivables(1)	$224,708	$177,814
Prepaid rent	364,801	355,677
Prepaid research and development fees	165,828	198,328
Prepaid insurance and subscriptions	484,043	153,659
Prepaid professional fee	13,364	96,839
Prepayment to be refunded(2)	616,116	1,116,116
Advances to a third party	19,500	19,500
Other prepaid expenses	6,261	37,161
Less: allowance for credit losses (1) (2)	(518,226)	(317,282)
Total prepaid expenses and other current assets	$1,376,395	$1,837,812

(1)	This represents receivables from payments made on behalf of a vendor and other fees and freight claim receivables. $66,203 allowance for credit losses was recorded for the balances due to aging of the receivables.

(2)	This represents prepayment to be refunded resulting from the cancellation of purchase orders. $452,023 allowance for credit losses was recorded for the balances due to aging of the prepayments.

For the three months ended December 31, 2025 and 2024, the Company recognized $345,208 and $0 on provision of allowance on credit losses, respectively. For the six months ended December 31, 2025 and 2024, the Company recognized $200,944 and $0 on provision of allowance on credit losses, respectively.

Movement of allowance for credit losses consisted of the following for the period ended the date indicated:

	For the Three Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$173,018	$-
Addition	345,208	-
Balance as of the end of the period	$518,226	$-

	For the Six Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$317,282	$-
Addition	200,944	-
Balance as of the end of the period	$518,226	$-

Note 9 — Property and equipment, net

As of December 31, 2025 and June 30, 2025, property and equipment, net consist of the following:

	December 31, 2025	June 30, 2025
	(Unaudited)
Computer and office equipment	$11,808	$12,580
Equipment	23,597	30,697
Furniture and fixtures	3,432	3,432
Vehicles	191,091	191,091
Subtotal	229,928	237,800
Less: accumulated depreciation	(127,607)	(106,078)
Total property and equipment, net	$102,321	$131,722

Depreciation expense for the three months ended December 31, 2025 and 2024 amounted to $11,623 and $12,306, respectively. Depreciation expense for the six months ended December 31, 2025 and 2024 amounted to $23,365 and $23,587, respectively.

Note 10 — Other payables and accrued liabilities

As of December 31, 2025 and June 30, 2025, other payables and accrued liabilities consist of the following:

	December 31, 2025	June 30, 2025
	(Unaudited)
Payroll and payable tax payable	$101,629	$174,684
Interest payable*	1,415,816	2,309,106
Professional fee payable	289,522	168,186
Accrued warranty expenses	439,475	328,438
Excise tax payable**	556,620	556,620
Others	135,590	33,925
Total other payables and accrued liabilities	$2,938,652	$3,570,959

*	On April 9, 2024, the Company and a vendor entered into a purchase and financing agreement, pursuant to which the Company is subject to interest of 1.5% per month, or 0.05% per day, on the unpaid purchase amount, after forty-five (45) days from the date of shipment. There is an additional 0.083% per day if after 120 days from the date of shipment.

**	These balances were carried from ACAC, and payable by the Company, as a result on 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 under the Inflation Reduction Act of 2022.

Note 11 — Contract liabilities

Contract liabilities consist of customer deposits, which are recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	Three Months Ended December 31		Six Months Ended December 31
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, beginning of the period	$367,709	$143,600	$378	$649,450
Add: net increase in current period contract liabilities	23,525	784,157	23,525	784,157
Less: revenue recognized from beginning contract liabilities	(367,709)	(143,600)	(378)	(649,450)
Total contract liabilities	$23,525	$784,157	$23,525	$784,157

Note 12 — Related party balances and transactions

Related party balances

Prepaid expenses to a related party

Name of Related Party	Relationship	Nature	December 31, 2025	June 30, 2025
			(Unaudited)
Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder (a “10%+ shareholder”)	Prepaid service fees	$-	$8,000

Amount due from related parties

Amount due from related parties consists of the following:

Name of Related Party	Relationship	Nature	December 31, 2025	June 30, 2025
			(Unaudited)
Gregory J Foley (1)	Chief Executive Officer of the Company	Paid on behalf fees	$2,150	$-
“Joy” Yi Hua (1)	Chairwoman, Chief Financial Officer and Director of the Company	Paid on behalf fees	8,330	-
James Liao (1)	Chief Technology Officer of the Company	Paid on behalf fees	3,069	-
Junzi Yuan (1)	Executive Vice President of Human Resources & Administration of Old Foxx	Paid on behalf fees	5,372	-
Haitao Cui	Executive Vice President and Director of the Company	Paid on behalf fees	21,775	-

Luying Mei	Executive Vice President of Sales of Old Foxx	Paid on behalf fees	8,566	-
Acri Capital Sponsor LLC(2)	The Company’s 10%+ shareholder	Temporary receivable due to overpayment	3,895	-
Total			$53,157	$-

(1)	In November 2025, the officers agreed to reimburse the Company for withholding taxes related to RSUs paid on their behalf through four semi-monthly payroll deductions, beginning on December 31, 2025 and ending on February 15, 2026.

(2)	The temporary receivable of $3,895 was repaid on January 13, 2026.

Other payable — related party

Other payable — related parties consists of the following:

Name of Related Party	Relationship	Nature	December 31, 2025	June 30, 2025
			(Unaudited)
Wuhan Haoxun Communication Technology Co. Ltd (“Wuhan Haoxun”)(1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	Research and development fees	$-	$18,792
Acri Capital Sponsor LLC	the Company’s 10%+ shareholder	Unconverted working capital loan balance in ACAC	-	245,509
Swiftfulfill Warehouse LLC (“Swiftfulfill”) (2)	Owned by an immediate family member of the Company’s 10%+ shareholder	Consulting fees and expenses paid on behalf of the Company	-	8,566
“Joy” Yi Hua	Chairwoman, Chief Financial Officer and Director of the Company	Expenses paid on behalf of the Company	35,263	50
Total			$35,263	$272,917

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for the research and development project. The project was completed during the year ended June 30, 2025.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

Related party transactions

Research and development expenses

Name of Related Party	Relationship	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
		(Unaudited)	(Unaudited)
Wuhan Haoxun (1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	$-	$45,584

Name of Related Party	Relationship	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
		(Unaudited)	(Unaudited)
Wuhan Haoxun (1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	$-	$68,376

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for the research and development project.

Consulting expenses

Name of Related Party	Relationship	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
		(Unaudited)	(Unaudited)
Azure(1)	Owned by an immediate family member of the Company’s 10%+ shareholder	$24,600	$141,000
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10%+ shareholder	28,000	-
Total		$52,600	141,000

Name of Related Party	Relationship	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
		(Unaudited)	(Unaudited)
Azure(1)	Owned by an immediate family member of the Company’s 10%+ shareholder	$49,200	$282,000
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10%+ shareholder	49,000	-
Total		$98,200	282,000

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by Azure, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

Note 13 — Convertible promissory notes

From June 2023 to May 2024, Old Foxx issued four convertible promissory notes (the “Notes”) to three investors, in an aggregated principal amount of $15,000,000 and an interest rate of 7% per annum. Each note would mature on the earlier of the 12-month anniversary of its issuance date, or the date of the initial closing of the initial public offering (“IPO”) of Old Foxx. Upon the completion of the Business Combination, all outstanding principal and accrued and unpaid interest under the Notes would automatically convert into shares of Old Foxx’s common stock at a conversion price of $30.00 per share.

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

Note 14 — Long-term loan

In February 2023, the Company purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if the Company is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of December 31, 2025, the carrying value of the asset that has been pledged as a collateral is $53,042. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Amount
For the six months ending June 30, 2026	$11,341
For the twelve months ending June 30, 2027	24,826
For the twelve months ending June 30, 2028	27,984
Thereafter	20,608
Total long-term debt payment	84,759
Current portion of long-term debt	(23,383)
Long-term debt – non-current portion	$61,376

Interest expense for the three months ended December 31, 2025 and 2024 for the above loan amounted to $2,659 and $3,271, respectively. Interest expense for the six months ended December 31, 2025 and 2024 for the above loan amounted to $5,479 and $6,684, respectively.

Note 15 — Stockholders’ deficit

Common stock

As of December 31, 2025 and June 30, 2025, the Company has 50,000,000 authorized shares of common stock, par value $0.0001 per share. As of December 31, 2025 and June 30, 2025, there are 6,962,811 and 6,780,597 shares of common stock outstanding, respectively.

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

On November 4, 2025, two of the Company’s employees resigned from their position with the Company and the Company agreed to accelerate the vesting term for an immediate vesting for a total of 31,819 or approximately 50% of their unvested RSUs previously granted to them due to termination of their employment, resulting in an acceleration of $174,204 recorded in stock-based compensation during the six months ended December 31, 2025. A total of 31,817 or approximately 50% of their unvested RSUs previously granted to them were forfeited due to termination of their employment, resulting in a forfeiture $58,068 recorded in stock-based compensation during the six months ended December 31, 2025.

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

The following table presents the total stock-based compensation expenses included in each of the respective expense line items for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Selling expenses	$164,934	$50,996	$231,798	$50,996
General and administrative expenses	172,599	104,438	345,197	104,438
Research and development expenses	68,789	45,520	126,124	45,520
Total stock-based compensation expenses	$406,322	$200,954	$703,119	$200,954

The following table summarizes the activity for all restricted stock units granted for the three and six months ended December 31, 2025 and 2024:

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at June 30, 2025	693,929	$7.21	$5,001,916	3.36
Granted	-	$-	-	-
Vested	-	$-	-	-
Forfeited	(9,574)	$7.30	(69,891)	-
Unvested at September 30, 2025	684,355	$7.21	4,932,025	3.11
Granted	-	$-	-	-
Vested	(182,214)	$7.30	(1,330,162)	-
Forfeited	(31,817)	$7.30	(232,264)	-
Unvested at December 31, 2025	470,324	$7.16	$3,369,599	2.86

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at June 30, 2024	-	$-	$-	-
Granted	-	$-	-
Vested	-	$-	-
Forfeited	-	$-	-
Unvested at September 30, 2024	-	$-	-	-
Granted	707,860	$7.30	5,167,378	4.00
Vested	-	$-	-
Forfeited	-	$-	-
Unvested at December 31, 2024	707,860	$7.30	$5,167,348	3.85

As of December 31, 2025, there was $3,180,957 total unrecognized compensation cost related to unvested RSUs granted under the employee incentive plan. The total cost is expected to be recognized over a remaining period of 2.86 years.

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

As of December 31, 2025 and September 26, 2024 (the Closing Date), the fair value of the earnout liabilities was $0 and $5,688,007, respectively. For the three months ended December 31, 2025 and 2024, the Company recognized gains of $0 and $4,705,583, respectively, related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations. For the six months ended December 31, 2025 and 2024, the Company recognized gains of $0 and $4,655,722, respectively, related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations.

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

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

On October 3, 2024, the Company’s shareholders (ACAC’s public shareholders) exercised 10,500 warrants in the amount of $120,750 or $11.50 per share.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2025	12,145,917	12,145,917	$11.50	4.24
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2025	12,145,917	12,145,917	$11.50	3.99
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
December 31, 2025	12,145,917	12,145,917	$11.50	3.74

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2024			$-	-
Granted	12,156,417	12,156,417	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2024	12,156,417	12,156,417	$11.50	4.99
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	(10,500)	(10,500)	$11.50	-
December 31, 2024	12,145,917	12,145,917	$11.50	4.74

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

Note 16 — Concentrations of risks

(a) Major customers

For the three months ended December 31, 2025, one customers, customer A, which is a third party of the Company, accounted for 75% of the Company’s total revenues.

For the three months ended December 31, 2024, three customers, customer C, customer A and customer D, which are the third parties of the Company, accounted for 54%, 30% and 10%, respectively, of the Company’s total revenues.

For the six months ended December 31, 2025, two customers, customer A and customer B, which are the third parties of the Company, accounted for 70% and 11%, respectively, of the Company’s total revenues.

For the six months ended December 31, 2024, three customers, customer A, customer B and customer C, which are the third parties of the Company, accounted for 35%, 28% and 23%, respectively, of the Company’s total revenues.

(b) Major suppliers

For the three months ended December 31, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 99% of the Company’s total purchases.

For the three months ended December 31, 2024, one supplier, supplier A, which is a third party of the Company, accounted for 90% of the Company’s total purchases.

For the six months ended December 31, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 96% of the Company’s total purchases.

For the six months ended December 31, 2024, one supplier, supplier A, which is a third party of the Company, accounted for 94% of the Company’s total purchases.

(c) Geographic areas

For the three and six months ended December 31, 2025 and 2024, all of the Company’s long-lived assets are located in the United States and all of the Company’s revenues are derived solely from the United States, accordingly, no geographical information is presented.

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

As of December 31, 2025 and June 30, 2025, the weighted-average remaining operating lease term of its existing leases is approximately 9.64 years and 4.51 years, respectively.

The following table sets forth the Company’s minimum long-term lease   payments in future periods as of December 31, 2025, which represents the operating lease liabilities on the accompanying balance sheet:

Operating lease payments
For the six months ending June 30, 2026	$1,032,785
For the twelve months ending June 30, 2027	2,526,270
For the twelve months ending June 30, 2028	2,627,563
For the twelve months ending June 30, 2029	2,734,028
For the twelve months ending June 30, 2030	2,641,300
Thereafter	16,021,056
Total lease payments	27,583,002
Less: discount	(6,543,529)
Present value of operating lease liabilities	21,039,473
Operating lease liabilities, current portion	(1,187,583)
Operating lease liabilities, non-current portion	$19,851,890

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Three Months Ended December 31, 2025	For the Three Months Ended December 31, 2024
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$725,165	$65,988
Lease expenses – short term	General, and administrative	2,138	3,550
Total operating lease cost		$727,303	$69,538

Operating lease cost	Classification	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$1,450,297	$117,372
Lease expenses – short term	General, and administrative	5,768	7,900
Total operating lease cost		$1,456,065	$125,272

For the six months ended December 31, 2025 and 2024, $818,659 and $77,694 of cash were used for operating lease liabilities, respectively.

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

On November 5, 2025, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for a period of 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $35,000,000 MVLS threshold required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has until May 4, 2026 to regain compliance with the MVLS requirement (the “Initial Compliance Period”). To regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days during the Initial Compliance Period. If the Company does not regain compliance by the end of the Initial Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel. The Company intends to actively monitor its minimum market value of its listed securities and may, if appropriate, consider implementing available options to regain compliance with the MVLS requirement. There can be no assurance that the Company will be able to regain compliance with Nasdaq Listing Rule 5550(b)(2), or maintain compliance with any other listing requirements.

Lease Commitment

On December 20, 2024, the Company further expanded the July 2024 Lease (see Note 17) to include additional 102,099 square feet from January 1, 2026 to December 31, 2035 with an additional monthly rent of $132,729. The first two months’ rent of $364,801 was included in prepaid expenses and other current assets. Additional $550,000 of security deposits were made as a result of this lease amendment, which was included in the caption “security deposits” in the accompanying consolidated balance sheets as of December 31, 2025. These leases were not included in the operating right-of-use assets balance as of December 31, 2025 as the commencement date of the lease was January 1, 2026.

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

Note 19 — Income taxes

As of December 31, 2025 and June 30, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for each of the three and six months ended December 31, 2025 and 2024 was 0%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets

Note 20 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tablet products	$278,720	$168,360	$329,190	$173,115
Mobile phone products	15,209,368	14,845,446	32,873,429	37,722,545
Wearable products	643,992	1,780,637	2,745,077	1,780,637
Subtotal product revenues	16,132,080	16,794,443	35,947,696	39,676,297
App service commission revenue	584,294	685,788	990,060	915,986
Other services	198	-	2,117	-
Subtotal service revenues	584,492	685,788	992,177	915,986
Total revenues, net	$16,716,572	$17,480,231	$36,939,873	$40,592,283

Disaggregated information of revenues by business line is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Wholesale revenues	$15,422,142	$16,610,016	$34,949,026	$39,469,469
E-Commerce revenues	709,938	184,427	998,670	206,828
Subtotal product revenues	16,132,080	16,794,443	35,947,696	39,676,297
App service commission revenue	584,294	685,788	990,060	915,986
Other services	198	-	2,117	-
Subtotal service revenues	584,492	685,788	992,177	915,986
Total revenues, net	$16,716,572	$17,480,231	$36,939,873	$40,592,283

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

The following table presents the computation of basic and diluted loss per share attributable to common stockholders, for the periods presented:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income – basic and diluted EPS	$(4,285,914)	$1,424,146	$(7,160,147)	$(842,643)

Basic and diluted weighted average shares outstanding*	6,892,729	7,280,366	6,836,356	5,389,365

Basic and diluted (loss) income per share	$(0.62)	$0.20	$(1.05)	$(0.16)

*	There were no shares that have a dilutive effect for the three and six months ended December 31, 2025 and 2024.

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Earnout Shares*	-	2,100,000	-	2,100,000
Warrants **	12,145,917	12,145,917	12,145,917	12,145,917
RSUs**	470,324	707,860	470,324	707,860
Total	12,616,241	14,953,777	12,616,241	14,953,777

*	As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The Earnout Shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested.

**	The Company’s outstanding warrants and RSUs were excluded from the computation of diluted EPS because it has anti-dilutive effect as the company had a net loss during the periods presented.

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

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net loss, as reported in the consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For The Three Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues, net	$16,716,572	$17,480,231
Less cost of goods sold	14,499,792	15,289,565
Less significant segment expenses:
Commission expenses	96,902	38,700
Marketing consulting expenses	192,378	513,112
Products testing and certification expenses	52,483	162,226
Warranty expenses	92,103	169,651
Marketing and advertising expenses	267,190	114,469
Other selling and marketing expenses	101,073	72,516
Payroll and payroll tax expenses	964,438	1,195,726
Professional expenses	995,246	762,549
Insurance expenses	166,746	253,691
Credit losses	187,840	63,000
Office expenses	89,775	95,814
Rent expenses	727,303	69,538
Travel expenses	26,726	75,024
Other general and administrative	42,298	26,019
Other research and development expenses	30,528	573,193
Research and development expenses-related party	-	45,584
Stock-based compensation expenses	406,322	200,954
Other segment items:	-	-
Interest expense	2,003,236	1,042,198
Other expense (income), net	60,107	(1,861)
Change in fair value of earnout liabilities	-	(4,705,583)
Provision for income taxes	-	-
Segment net (loss) income	$(4,285,914)	$1,424,146

	For The Six Months Ended
	December 31,	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues, net	$36,939,873	$40,592,283
Less cost of goods sold	31,978,526	38,003,441
Less significant segment expenses:
Commission expenses	150,139	342,186
Marketing consulting expenses	386,805	807,559
Products testing and certification expenses	239,180	254,331
Warranty expenses	164,291	275,729
Marketing and advertising expenses	367,990	169,991
Other selling and marketing expenses	149,850	73,147
Payroll and payroll tax expenses	1,845,721	1,936,629
Professional expenses	1,722,499	1,007,636
Insurance expenses	338,646	336,886
Credit losses	83,563	63,000
Office expenses	165,103	182,726
Rent expenses	1,456,065	125,272
Travel expenses	46,952	128,135
Other general and administrative	68,273	85,097
Other research and development expenses	187,916	580,221
Research and development expenses-related party	-	68,376
Stock-based compensation expenses	703,119	200,954
Other segment items:
Interest expense	4,015,141	1,451,193
Other expense (income), net	21,450	(1,861)
Change in fair value of earnout liabilities	-	(4,655,722)
Provision for income taxes	-	-
Segment net loss	$(7,151,356)	$(842,643)

Note 23 — Subsequent events

The Company evaluated all events and transactions that occurred after December 31, 2025 up through the date the Company issued these unaudited condensed consolidated financial statements. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

During the six months ended December 31, 2025, we revised our business strategy and decided to exit the AIoT business. Accordingly, in December 2025, we completed the sales of our AIoT products and disposed of related AIoT equipment.

For the six months ended December 31, 2025, our sales remained consistent with our historical level, as we retained our two major customers and continued to sell our new products and services during the period.

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

On February 20, 2024, New Bay introduced Old Foxx to BR Technologies PTE, Ltd. (“BR Technologies”), a Singapore-based company. On May 30, 2024, Old Foxx, BR Technologies and Grazyna Plawinski Limited, a Singapore-based company (“Grazyna”), entered into a securities purchase agreement for issuance of promissory notes in the amount of up to $9.0 million with an interest rate of 7% per annum under the same terms and conditions as provided in the New Bay Notes. A promissory note was issued by Old Foxx to BR (the “Note 4") in the principal amount of $6 million and promissory notes issued by Old Foxx to Grazyna (the “Note 5”) in the total principal amount of $3 million on September 12, 2024.

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

Nasdaq Listing Update

On November 5, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for a period of 30 consecutive business days, our market value of listed securities (“MVLS”) closed below the $35,000,000 MVLS threshold required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have until May 4, 2026 to regain compliance with the MVLS requirement (the “Initial Compliance Period”). To regain compliance, our MVLS must close at $35 million or more for a minimum of ten consecutive business days during the Initial Compliance Period. If we do not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a hearings panel. We intend to actively monitor our minimum market value of our listed securities and may, if appropriate, consider implementing available options to regain compliance with the MVLS requirement. There can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5550(b)(2), or maintain compliance with any other listing requirements.

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

Results of Operations

Comparison for the three months ended December 31, 2025 and 2024

	For the Three Months December 31,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$16,716,572	17,480,231	(763,659)	(4.4)%
Cost of goods sold	14,499,792	15,289,565	(789,773)	(5.2)%
Gross profit	2,216,780	2,190,666	26,114	1.2%
Operating expenses
Selling expense	1,142,567	1,626,740	(484,173)	(29.8)%
General and administrative expense	3,103,576	2,042,169	1,061,407	52.0%
Research and development – related party	-	45,584	(45,584)	(100.0)%
Research and development	193,208	717,273	(524,065)	(73.1)%
Loss from operations	(2,222,571)	(2,241,100)	18,529	(0.8)%
Other (expense) income, net	(2,063,343)	3,665,246	(5,728,589)	(156.3)%
Provision for income tax	-	-	-	0.0%
Net (loss) income	(4,285,914)	1,424,146	(5,710,060)	(400.9)%
Foreign currency translation adjustment	(2,266)	-	(2,266)	(100.0)%
Comprehensive (loss) income	$(4,288,180)	1,424,146	(5,712,326)	(401.1)%

Revenues

Our revenue is primarily derived from sales of electronic products. The total revenues decreased by approximately $0.8 million, or 4.4%, to approximately $16.7 million for the three months ended December 31, 2025 as compared to $17.5 million for the three months ended December 31, 2024. The decrease of the total revenue was mainly attributable to the decrease in wearable and other products revenues and service revenues.

Our revenues from our revenue categories are summarized as follows:

	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Tablet products	$278,720	$168,360
Mobile phone products	15,209,368	14,845,446
Wearable products and others	643,992	1,780,637
Subtotal product revenues	16,132,080	16,794,443
App service commission revenue	582,294	685,788
Other services	198	-
Subtotal service revenues	584,492	685,788
Total revenues, net	$16,716,572	$17,480,231

Tablet product sales were insignificant in our operations for the three months ended December 31, 2025. Revenue from the sales of tablets increased by approximately $0.1 million, or 65.6%, to approximately $0.3 million for the three months ended December 31, 2025 from $0.2 million for the same period in 2024. Revenue from sales of phones slightly increased by approximately $0.4 million, or 2.5%, to approximately $15.2 million for the three months ended December 31, 2025 from $14.8 million for the same period in 2024. Revenue from sales of wearable products and others decreased by approximately $1.1 million, or 63.8%, to approximately $0.6 million for the three months ended December 31, 2025 from $1.8 million for the three months ended December 31, 2024, as the consumers’ spending power was weakened and the demands of the wearable products rate was lowered during the three months ended December 31, 2025 period. Revenue from App service commission decreased by approximately $0.1 million, or 14.8%, to approximately $0.7 million for the three months ended December 31, 2025 from approximately $0.6 million for the three months ended December 31, 2024, as the consumers’ spending power was weakened. Revenue from other services were income generated by our other logistic and warehouse management and MVNO services and it was insignificant in our operations for the three months ended December 31, 2025.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold decreased by approximately $0.8 million, or 5.2%, to approximately $14.5 million for the three months ended December 31, 2025 as compared to approximately $15.3 million for the three months ended December 31, 2024. The decrease in cost of goods sold is a direct result of a decrease in our revenue, consistent with the decrease in wearable and other production costs. The decrease is also attributable to the decrease in cost of mobile phone products as we negotiated with our vendor to cover shipping and tariff costs beginning in July 2025.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Tablet products	$251,238	$132,899
Mobile phone products	13,620,390	13,623,422
Wearable products and others	628,039	1,533,244
Other services cost	125	-
Total cost of goods sold	$14,499,792	$15,289,565

Our cost of goods sold for tablets increased by approximately $0.1 million, or 89.0%, to approximately $0.2 million for the three months ended December 31, 2025 from $0.1 million for the same period in 2024. Cost of goods sold for mobile phone products for the six months ended December 31, 2025 was approximately $13.6 million, unchanged from the same period in 2024, as we negotiated with our vendor to cover shipping and tariff costs beginning in July 2025. Cost of goods sold for wearable products and others decreased by approximately $0.9 million, or 59.0%, to approximately $0.6 million for the three months ended December 31, 2025 from $1.5 million for the same period in 2024, which is the direct result of our negotiation with our vendor to cover shipping and tariff costs beginning in July 2025. Cost of other services was insignificant in our operations for the three months ended December 31, 2025.

Gross Profit

Our gross profit increased by approximately $26,000, or 1.2%, to approximately $2.2 million for the three months ended December 31, 2025, from $2.2 for the three months ended December 31, 2024.

Our gross profit from their major revenue categories is summarized as follows:

	For the Three Months Ended December 31,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross profit	$27,482	$35,461	$(7,979)	(22.5)%
Gross profit percentage	9.9%	21.1%	(11.2)%

Mobile phone products
Gross profit	$1,588,978	$1,222,024	$366,954	30.0%
Gross profit percentage	10.4%	8.2%	2.2%

Wearable products and others
Gross profit	$15,953	$247,393	$(231,440)	(93.6)%
Gross profit percentage	2.5%	13.9%	(11.4)%

App service commission revenue
Gross profit	$584,294	$685,788	$(101,494)	(14.8)%
Gross profit percentage	100.0%	100.0%	0.0%

Other services
Gross profit	$73	$-	$73	100.0%
Gross profit percentage	36.9%	-%	36.9%

Total
Gross profit	$2,216,780	$2,190,666	$26,114	1.2%
Gross profit percentage	13.3%	12.5%	0.7%

For the three months ended December 31, 2025 and 2024, our overall gross profit percentage was 13.3% and 12.5%, respectively. The increase in gross profit percentage of 1.2% was primarily due to the increase in gross profit percentage for mobile phone products, which accounted for 72% of our gross profit.

Gross profit percentage of tablets decreased from 21.1% for the three months ended December 31, 2024 to 9.9% for the same period in 2025. This was primarily due to the decrease of sales of those with higher unit selling prices and lower unit purchase prices, as well as inventory impairment related to slow-moving inventory.

Gross profit percentage for mobile phones increased from 8.2% for the three months ended December 31, 2024 to 10.4% for the same period in 2025. This was primarily due to the increasing sales in new phone models with higher gross profit margins with the reduction of shipping and tariff costs as we negotiated with our vendor to cover such costs.

Gross profit percentage for wearable products and others decreased from 13.9% for the three months ended December 31, 2024 to 2.5% for the same period in 2025. This was primarily due to inventory impairment related to slow-moving inventory.

For the three months ended December 31, 2025 and 2024, our gross profit percentage of App service commission was 100.0%. This high margin was primarily attributable to the nature of App service commission revenue, which was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions, activation of Apps, and installation of additional Apps occur at a point in time when the end users of the mobile devices interact with those Apps. We earned the App revenue share (service commission) from our partners without incurring any direct cost, as the pre-installation expenses were included in the research and development expenses prior to installation, and any labor costs with minimal time spent were immaterial to be allocated to cost of revenue.

For the three months ended December 31, 2025, our gross profit percentage of other services was 36.9%. We did not have other logistics and warehouse management and MVNO services for the three months ended December 31, 2024.

Operating Expenses

Total operating expenses increased by approximately $8,000, or 0.2%, to approximately $4.4 million for the three months ended December 31, 2025, from approximately $4.4 million for the three months ended December 31, 2024.

Our operating expenses are summarized as follows:

	For the Three Months ended December 31,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$1,142,567	$1,626,740	$(484,173)	(29.8)%
General and administrative expense	3,103,576	2,042,169	1,061,407	52.0%
Research and development – related party	-	45,584	(45,584)	(100.0)%
Research and development	193,208	717,273	(524,065)	(73.1)%
Total operating expense	$4,439,351	$4,431,766	$7,585	0.2%

The increase in operating expenses was mainly attributed to the following:

Selling Expenses

Selling expenses decreased approximately $0.5 million, or 29.8%, to approximately $1.1 million for the three months ended December 31, 2025, from approximately $1.6 million for the three months ended December 31, 2024. The decreased selling expenses was mainly attributable to approximately $0.3 million decrease in payroll and payroll related expenses, approximately $0.3 million decrease in consulting fees, and approximately $0.1 million decrease in testing and certification expenses during the three months ended December 31, 2025, as we reduced salespersons and consultants and the test for products to cut expenses and improve profitability to improve cost efficiency. The decrease was offset by approximately $0.1 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our sales team members under employee incentive plan and approximately $0.1 million increase in advertising and marketing expenses primarily due to the increased marketing investment in e-commerce channels.

General and Administrative Expenses

General and administrative expenses increased approximately $1.1 million, or 52.0%, to approximately $3.1 million for the three months ended December 31, 2025 from approximately $2.0 million for the three months ended December 31, 2024. The increased general and administrative expense were mainly attributable to the approximately $0.2 million increase in professional expense on audit and accounting fees as we became a public company and incurred additional capital market and legal consulting fees, approximately $0.1 million increase in salary and wages as a result of allocating certain personnel compensation from selling expenses to general and administrative expenses, reflecting a change in the personnel’s primary responsibilities, approximately $0.1 million increase in provision for credit losses due to continued aging of receivables, and approximately $0.7 million increase in rent due to the new factory and warehouse lease that commenced in July 2025.

Research and Development — related party

Research and development (“R&D”) expenses from a related party decreased by approximately $46,000, or 100.0%, where the decrease was primarily due to an R&D project which commenced in 2024 and was completed in June 2025. During the three months ended December 31, 2024, a related party completed additional 20% of the remaining 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $46,000 accordingly based on the progression of the R&D project. We did not have this expense for the same period in 2025.

Research and Development

R&D expenses decreased by approximately $0.5 million, or 73.1%, from $0.7 million for the three months ended December 31, 2024 to $0.2 million for the same period in 2025. The decrease was primarily due to the reduction of headcounts and departmental expenses as we scaled back activities in the R&D department.

Other (expense) income, net

Our other (expense) income, net is summarized as follows:

	For the Three Months ended December 31,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Other (expense) income
Interest expense	$(2,003,236)	$(1,042,198)	$(961,038)	92.2%
Other (expense) income, net	(60,107)	1,861	(61,968)	(3,329.8)%
Change in fair value of earnout liabilities	-	4,705,583	(4,705,583)	(100.0)%
Total other (expense) income, net	$(2,063,343)	$3,665,246	$(5,728,589)	(156.3)%

Total other (expense) income, net decreased by approximately $5.7 million, or 156.3%, to approximately $2.1 million of other expense, net for the three months ended December 31, 2025, from approximately $3.7 million of other income, net for the three months ended December 31, 2024. The decrease was primarily due to the increase of approximately $1.0 million interest expenses incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable and the decrease of approximately $4.7 million change in fair value of earnout liabilities as we no longer had earnout liabilities after June 30, 2025.

Provision for income taxes

The provision for income taxes was $0 for each of the three months ended December 31, 2025 and 2024 as we had made full allowance of our deferred tax assets on net operating losses.

Net (loss) income

Net (loss) income decreased by approximately $5.7 million, or 400.9%, to approximately $4.3 million of net loss for the three months ended December 31, 2025, from approximately $1.4 million of net income for the three months ended December 31, 2024. Such change was mainly due to the reasons discussed above.

Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment of approximately $2,000 are mainly due to the fluctuation of foreign exchange rates between SGD (the functional currency of one of our subsidiaries) and the USD dollar (reporting currency) for the three months ended December 31, 2025.

Comparison for the six months ended December 31, 2025 and 2024

	For the Six Months December 31,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$36,939,873	40,592,283	(3,652,410)	(9.0)%
Cost of goods sold	31,978,526	38,003,441	(6,024,915)	(15.9)%
Gross profit	4,961,347	2,588,842	2,372,505	91.6%
Operating expenses
Selling expense	2,044,223	2,841,782	(797,559)	(28.1)%
General, and administrative expense	5,532,249	3,003,416	2,528,833	84.2%
Research and development – related party	-	68,376	(68,376)	(100.0)%
Research and development	499,640	724,301	(224,661)	(31.0)%
Loss from operations	(3,114,765)	(4,049,033)	934,268	(23.1)%
Other (expense) income, net	(4,036,591)	3,206,390	(7,242,981)	(225.9)%
Provision for income tax	-	-	-	0.0%
Net loss	(7,151,356)	(842,643)	(6,308,713)	748.7%
Foreign currency translation adjustment	(8,791)	-	(8,791)	(100.0)%
Comprehensive loss	$(7,160,147)	(842,643)	(6,317,504)	749.7%

Revenues

Our revenue is primarily derived from sales of electronic products. The total revenues decreased by approximately $3.7 million, or 9.0%, to approximately $36.9 million for the six months ended December 31, 2025 as compared to $40.6 million for the six months ended December 31, 2024. The decrease of the total revenue was mainly attributable to the decrease in mobile phone products revenues, which accounted for 89% of our sales.

Our revenues from our revenue categories are summarized as follows:

	For the Six Months Ended
	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Tablet products	$329,190	$173,115
Mobile phone products	32,873,429	37,722,545
Wearable products and others	2,745,077	1,780,637
Subtotal product revenues	35,947,696	39,676,297
App service commission revenue	990,060	915,986
Other services	2,117	-
Subtotal service revenues	992,177	915,986
Total revenues, net	$36,939,873	$40,592,283

Tablet product sales were insignificant in our operations for the six months ended December 31, 2025. Revenue from the sales of tablets increased by approximately $0.1 million, or 90.2%, to approximately $0.3 million for the six months ended December 31, 2025 from $0.1 million for the same period in 2024. Revenue from sales of phones decreased by approximately $4.8 million, or 12.9%, to approximately $32.9 million for the six months ended December 31, 2025 from $37.7 million for the same period in 2024 as the consumers’ spending power was weakened and the mobile phone replacement rate was lowered. Previously, consumers tended to replace their phones every six months, whereas now many keep the same device for over a year. Revenue from sales of wearable products and others increased by approximately $1.0 million, or 54.2%, to approximately $2.7 million for the six months ended December 31, 2025 from $1.7 million for the six months ended December 31, 2024, primarily due to the rollout of new wearable products beginning in October 2024, which resulted in only three months of sales recognized during the six months ended December 31, 2024. Revenue from App service commission increased by approximately $0.1 million, or 8.1%, to approximately $1.0 million for the six months ended December 31, 2025 from $0.9 million for the six months ended December 31, 2024, as we engaged more partners and generate more income by providing installation of App service to our partners on our mobile devices and procure the distribution of these devices to the end users. Revenue from other services was income generated by our other logistic and warehouse management and MVNO services and it was insignificant in our operations for the six months ended December 31, 2025.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold decreased by approximately $6.0 million, or 15.9%, to approximately $32.0 million for the six months ended December 31, 2025 as compared to $38.0 million for the six months ended December 31, 2024. The decrease in cost of goods sold is a direct result of a decrease in our revenue, consistent with the decrease in mobile phone production costs, which accounted for 91% of our cost of goods sold.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Six Months Ended
	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Tablet products	$291,326	$137,569
Mobile phone products	28,981,959	36,332,628
Wearable products and others	2,704,751	1,533,244
Other services cost	490	-
Total cost of goods sold	$31,978,526	$38,003,441

Our cost of goods sold for tablets increased by approximately $0.2 million, or 111.8%, to approximately $0.3 million for the six months ended December 31, 2025 from $0.1 million for the same period in 2024. Cost of goods sold for mobile phone products decreased by approximately $7.3 million, or 20.2%, to approximately $29.0 million for the six months ended December 31, 2025 from $36.3 for the same period in 2024, which is consistent with the direct result of an decrease in our revenue. The decrease is also attributable to the decrease in unit cost as we negotiated with our vendor to cover shipping and tariff costs beginning in July 2025. Cost of goods sold for wearable products and others increased by approximately $1.2 million, or 76.4%, to approximately $2.7 million for the six months ended December 31, 2025 from $1.5 million for the same period in 2024, which is also the direct result of an increase in our revenue as we rolled out some new wearable products beginning in October 2024. Cost of other services was insignificant in our operations for the six months ended December 31, 2025.

Gross Profit

Our gross profit increased by approximately $2.4 million, or 91.6%, to approximately $5.0 million for the six months ended December 31, 2025, from $2.6 for the six months ended December 31, 2024.

Our gross profit from their major revenue categories is summarized as follows:

	For the Six Months Ended December 31,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross profit	$37,864	$35,546	$2,318	6.5%
Gross profit percentage	11.5%	20.5%	(9.0)%

Mobile phone products
Gross profit	$3,891,470	$1,389,917	$2,501,553	180.0%
Gross profit percentage	11.8%	3.7%	8.1%

Wearable products and others
Gross profit	$40,326	$247,393	$(207,067)	83.7%
Gross profit percentage	1.5%	13.9%	(12.4)%

App service commission revenue
Gross profit	$990,060	$915,986	$74,074	8.1%
Gross profit percentage	100.0%	100.0%	0.0%

Other services
Gross profit	$1,627	$-	$1,627	100.0%
Gross profit percentage	76.9%	-%	76.9%

Total
Gross profit	$4,961,347	$2,588,842	$2,372,505	91.6%
Gross profit percentage	13.4%	6.4%	7.0%

For the six months ended December 31, 2025 and 2024, our overall gross profit percentage was 13.4% and 6.4%, respectively. The increase in gross profit percentage of 7.0% was primarily due to the increase in gross profit percentage for mobile phone products, which accounted for 78% of our gross profit.

Gross profit percentage of tablets decreased from 20.5% for the six months ended December 31, 2024 to 11.5% for the same period in 2025. This was primarily due to inventory impairment related to slow-moving inventory.

Gross profit percentage for mobile phones increased from 3.7% for the six months ended December 31, 2024 to 11.8% for the same period in 2025. This was primarily due to the increasing sales of new phone models with higher gross profit margins and the reduction of shipping and tariff costs as we negotiated with our vendor to cover such costs.

Gross profit percentage for wearable products and others decreased from 13.9% for the six months ended December 31, 2024 to 1.5% for the same period in 2025. This was primarily due to the increasing sales in products with lower gross profit margins and inventory impairment related to slow-moving inventory.

For the six months ended December 31, 2025 and 2024, our gross profit percentage of App service commission was 100.0%. This high margin was primarily attributable to the nature of App service commission revenue, which was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions, activation of Apps, and installation of additional Apps occur at a point in time when the end users of the mobile devices interact with those Apps. We earned the App revenue share (service commission) from our partners without incurring any direct cost, as the pre-installation expenses were included in the research and development expenses prior to installation, and any labor costs with minimal time spent were immaterial to be allocated to cost of revenue.

For the six months ended December 31, 2025, our gross profit percentage of other services was 76.96%. We did not have other logistic and warehouse management and MVNO services for the six months ended December 31, 2024.

Operating Expenses

Total operating expenses increased by approximately $1.5 million, or 21.7%, to approximately $8.1 million for the six months ended December 31, 2025, from approximately $6.6 million for the six months ended December 31, 2024.

Our operating expenses are summarized as follows:

	For the Six Months ended December 31,
	2025	2024	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$2,044,223	$2,841,782	$(797,559)	(28.1)%
General and administrative expense	5,532,249	3,003,416	2,528,833	84.2%
Research and development – related party	-	68,376	(68,376)	(100.0)%
Research and development	499,640	724,301	(224,661)	(31.0)%
Total operating expense	$8,076,112	$6,637,875	$1,438,237	21.7%

The increase in operating expenses was mainly attributed to the following:

Selling Expenses

Selling expenses decreased approximately $0.8 million, or 28.1%, to approximately $2.0 million for the six months ended December 31, 2025, from approximately $2.8 million for the six months ended December 31, 2024. The decreased selling expenses was mainly attributable to approximately $0.7 million decrease in commission, payroll and payroll related expenses and approximately $0.4 million decrease in consulting fees during the six months ended December 31, 2025, as we reduced salespersons and consultants to cut expenses and improve profitability to improve cost efficiency. The decrease was offset by approximately $0.2 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our sales team members under employee incentive plan and approximately $0.2 million increase in advertising and marketing expenses primarily due to the increased marketing investment in e-commerce channels.

General and Administrative Expenses

General and administrative expenses increased approximately $2.5 million, or 84.2%, to approximately $5.5 million for the six months ended December 31, 2025 from approximately $3.0 million for the six months ended December 31, 2024. The increased general and administrative expense were mainly attributable to the approximately $0.7 million increase in professional expense on audit and accounting fees as we became a public company and incurred additional capital market and legal consulting fees, approximately $0.4 million increase in salary and wages as a result of allocating certain personnel compensation from selling expenses to general and administrative expenses, reflecting a change in the personnel’s primary responsibilities, approximately $1.3 million increase in rent due to the new factory and warehouse lease that commenced in July 2025, and approximately $0.2 million increase in stock-based compensation expenses as we granted restricted stock units in November 2024 to our general and administrative team members under employee incentive plan.

Research and Development — related party

Research and development (“R&D”) expenses from a related party decreased by approximately $68,000, or 100.0%, where the decrease was primarily due to an R&D project which commenced in 2024 and was completed in June 2025. During the six months ended December 31, 2024, a related party completed additional 30% of the remaining 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $68,000 accordingly based on the progression of the R&D project. We did not have this expense for the same period in 2025.

Research and Development

R&D expenses decreased by approximately $0.2 million, or 31.0%, from $0.7 million for the six months ended December 31, 2024 to $0.5 million for the same period in 2025. The decrease was primarily due to the reduction of headcounts and departmental expenses as we scaled back activities in R&D department.

Other (expense) income, net

Our other expense, net is summarized as follows:

	For the Six Months ended December 31,
	2025	2024	Change	Change (%)
	(Unaudited)	(Unaudited)
Other (expense) income
Interest expense	$(4,015,141)	$(1,451,193)	$(2,563,948)	176.7%
Other (expense) income, net	(21,450)	1,861	(23,311)	(1,252.6)%
Change in fair value of earnout liabilities	-	4,655,722	(4,655,722)	(100.0)%
Total other (expense) income, net	$(4,036,591)	$3,206,390	$(7,242,981)	(225.9)%

Total other (expense) income, net decreased by approximately $7.2 million, or 225.9%, to approximately $4.0 million of other expense, net for the six months ended December 31, 2025, from approximately $3.2 million of other income, net for the six months ended December 31, 2024. The decrease was primarily due to the increase of approximately $2.6 million interest expenses incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable and the decrease of approximately $4.7 million change in fair value of earnout liabilities as we no longer had earnout liabilities after June 30, 2025.

Provision for income taxes

The provision for income taxes was $0 for each of the six months ended December 31, 2025 and 2024 as we had made full allowance of our deferred tax assets on net operating losses.

Net Loss

Net loss increased by approximately $6.4 million, or 748.7%, to approximately $7.2 million for the six months ended December 31, 2025, from approximately $0.8 million for the six months ended December 31, 2024. Such change was mainly due to the reasons discussed above.

Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment of approximately $9,000 are mainly due to the fluctuation of foreign exchange rates between SGD (the functional currency of one of our subsidiaries) and the USD dollar (reporting currency) for the six months ended December 31, 2025.

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

As of December 31, 2025, we had cash and cash equivalents of approximately $1.8 million, while we had working capital deficit of approximately $14.1 million and accumulated deficit of approximately $27.2 million. During the six months ended December 31, 2025, we had net loss of approximately $7.2 million and net operating cash outflow of approximately $93,000.

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

The following summarizes the key components of cash flows for the six months ended December 31, 2025 and 2024.

	For the Six Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(92,589)	$(4,475,232)
Net cash provided by (used in) investing activities	8,826	(68,336)
Net cash (used in) provided by financing activities	(12,402)	7,899,163
Effect of exchange rate changes	(9,604)	-
Net change in cash and cash equivalents	$(105,769)	$3,355,595

Operating activities

Net cash used in operating activities was approximately $93,000 for the six months ended December 31, 2025 and was primarily attributable to (i) approximately $7.2 million net loss, (ii) approximately $0.8 million payment in operating lease liabilities as we commenced our factory and warehouse lease in July 2025, (iii) approximately $0.6 million decrease in other payables and accrued liabilities as we committed to repaying supply chain finance interests, and (iv) approximately $0.2 million decrease in other payable – related parties primarily due to the repayment of unconverted working capital loan balance. The cash outflow was offset by (v) non-cash expenses of approximately $3.3 million, which includes depreciation, amortization of operating right-of-use assets, stock-based compensation, impairment of inventories, and provision of credit losses, net, (vi) approximately $3.4 million increase in accounts payable due to increased purchases for dropship orders and the progression of historical purchase orders into production, (vii) approximately $0.3 million decrease in prepaid expenses and other current assets due to the collection of prepayment refund from canceled purchase orders, (viii) approximately $0.9 million decrease in inventories as we engaged in dropship arrangement beginning in July 2025 where products were shipped directly to our customers rather than stored in our warehouse as inventory, (ix) approximately $0.6 million decrease in accounts receivable aligned with the decrease of sales and ongoing collection of outstanding receivables, and (x) approximately $0.3 million decrease in contract assets primarily due to the progression of historical purchase orders into production and the sale of inventory.

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

Investing activities

Net cash provided by investing activities was approximately $9,000 for the six months ended December 31, 2025, attributable to the proceeds from sale of equipment.

Net cash used in investing activities was approximately $68,000 for the six months ended December 31, 2024, attributable to the purchase of some equipment for warehouse and an automobile for our business uses.

Financing activities

Net cash used in financing activities was approximately $12,000 for the six months ended December 31, 2025, mainly attributable to the principal payments of long-term loan of approximately $12,000.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

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

Inventory Impairment

Inventory impairment is recognized to state our inventories at the lower cost or net realizable value. At least a quarterly basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value. Net realizable value is determined based on management’s estimates of selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. These estimates require significant judgement and are based upon past sales experience, forecasts for future demand, market conditions, and other relevant factors. During the three months ended December 31, 2025 and 2024, inventory write-downs of $1,086,547 and $0, respectively, were recorded based on management’s estimates. During the six months ended December 31, 2025 and 2024, inventory write-down s of $1,570,862 and $0, respectively, were recorded based on management’s estimates.

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

Foxx Development Holdings Inc.

Date: February 13, 2026	By:	/s/ Greg Foley
Greg Foley
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2026	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chairwoman and Chief Financial Officer
(Principal Financial and Accounting Officer)