Form 10-Q
period 2026-03-31
Foxx Development Holdings Inc.
filed 2026-05-20
CIK 2013807

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of May 11, 2026, there are 7,041,192 shares of common stock issued and outstanding.

FOXX DEVELOPMENT HOLDINGS INC.

i

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,190,474	$1,875,453
Accounts receivable, net of allowance for credit losses of $1,848,648 and $595,907, as of March 31, 2026 and June 30, 2025, respectively	4,112,151	6,786,792
Inventories	6,965,109	12,686,739
Contract assets	41,724	454,842
Prepaid expenses and other receivables, net of allowance for credit losses of $829,681 and $317,282, as of March 31, 2026 and June 30, 2025, respectively	689,913	1,837,812
Prepaid expenses - related party	-	8,000
Amount due from related parties - current	28,720	-
Total Current Assets	15,028,091	23,649,638

PROPERTY AND EQUIPMENT, NET	90,934	131,722

NON-CURRENT ASSETS
Operating right-of-use assets	11,852,167	1,063,438
Security deposits	1,155,516	1,155,016
Total Non-current Assets	13,007,683	2,218,454

Total Assets	$28,126,708	$25,999,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – supplier financing	$32,327,766	$26,244,987
Other payables and accrued liabilities	5,476,994	3,570,959
Other payable - related parties	7,000	272,917
Contract liabilities	142,852	378
Income taxes payable	65,243	76,743
Current maturity of long-term loan	24,094	23,743
Operating lease liabilities - current	1,839,557	211,525
Total Current Liabilities	39,883,506	30,401,252

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	36,003,926	889,827
Long-term loan - non-current	55,080	73,418
Total Non-current Liabilities	36,059,006	963,245

Total Liabilities	75,942,512	31,364,497

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 50,000,000 shares authorized as of March 31, 2026 and June 30, 2025; 7,005,191 and 6,780,597 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	700	678
Additional paid-in capital	15,669,020	14,686,705
Accumulated deficit	(63,468,413)	(20,047,064)
Accumulated other comprehensive loss	(17,111)	(5,002)
Total Stockholders’ Deficit	(47,815,804)	(5,364,683)

Total Liabilities and Stockholders’ Deficit	$28,126,708	$25,999,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES, NET	$8,666,261	$11,392,078	$45,606,134	$51,984,361
COST OF GOODS SOLD	10,116,838	10,728,765	42,095,364	48,732,206
GROSS (LOSS) PROFIT	(1,450,577)	663,313	3,510,770	3,252,155

OPERATING EXPENSES:
Selling expenses	964,440	1,551,369	3,008,663	4,393,150
General and administrative expenses	2,928,172	1,421,299	8,376,858	4,361,716
Research and development - related party	-	22,792	-	91,168
Research and development	1,085,588	826,532	1,585,228	1,550,833
Provision of credit losses	1,681,606	401,988	1,765,169	464,988
Impairments of right-of-use assets	25,855,427	-	25,855,427	-
Total Operating Expenses	32,515,233	4,223,980	40,591,345	10,861,855

LOSS FROM OPERATIONS	(33,965,810)	(3,560,667)	(37,080,575)	(7,609,700)

OTHER (EXPENSE) INCOME
Interest expense	(2,304,183)	(1,553,993)	(6,319,324)	(3,005,186)
Other expense, net	-	(2,118)	(21,450)	(257)
Change in fair value of earnout liabilities	-	1,032,267	-	5,687,989
Total Other (Expense) Income, net	(2,304,183)	(523,844)	(6,340,774)	2,682,546

LOSS BFORE INCOME TAXES	(36,269,993)	(4,084,511)	(43,421,349)	(4,927,154)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(36,269,993)	(4,084,511)	(43,421,349)	(4,927,154)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(3,318)	(412)	(12,109)	(412)

COMPREHENSIVE LOSS	$(36,273,311)	$(4,084,923)	$(43,433,458)	$(4,927,566)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	6,989,278	7,050,260	6,886,673	5,937,756 *
Diluted	6,989,278	7,050,260	6,886,673	5,937,756 *

LOSS PER SHARE
Basic	$(5.19)	$(0.58)	$(6.31)	$(0.83)
Diluted	$(5.19)	$(0.58)	$(6.31)	$(0.83)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	For the Nine Months Ended March 31, 2026
			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2025	6,780,597	$678	$14,686,705	$(20,047,064)	$(5,002)	(5,364,683)
Stock-based compensation expenses	-	-	296,797	-	-	296,797
Foreign currency translation	-	-	-	-	(6,525)	(6,525)
Net loss	-	-	-	(2,865,442)	-	(2,865,442)
BALANCE, September 30, 2025 (Unaudited)	6,780,597	678	14,983,502	(22,912,506)	(11,527)	(7,939,853)
Issuance of common stock under EIP	182,214	18	(18)	-	-	-
Stock-based compensation expenses	-	-	406,322	-	-	406,322
Foreign currency translation	-	-	-	-	(2,266)	(2,266)
Net loss	-	-	-	(4,285,914)	-	(4,285,914)
BALANCE, December 31, 2025 (Unaudited)	6,962,811	696	15,389,806	(27,198,420)	(13,793)	(11,821,711)
Issuance of common stock under EIP	42,380	4	(4)	-	-	-
Stock-based compensation expenses	-	-	279,218	-	-	279,218
Foreign currency translation	-	-	-	-	(3,318)	(3,318)
Net loss	-	-	-	(36,269,993)	-	(36,269,993)
BALANCE, March 31, 2026 (Unaudited)	7,005,191	$700	$15,669,020	$(63,468,413)	$(17,111)	$(47,815,804)

	For the Nine Months Ended March 31, 2025
			Additional		Accumulated other
	Common stock		paid-in	Accumulated	comprehensive
	Shares*	Amount	capital	deficit	loss	Total
BALANCE, June 30, 2024	3,303,333	$330	$7,024,162	$(11,026,928)	$-	$(4,002,436)
Conversion of convertible promissory notes into common stock upon completion of reverse recapitalization	1,696,668	170	15,408,515	-	-	15,408,685
Issuance of common stock upon completion of reverse recapitalization	2,270,096	227	(2,100,865)	-	-	(2,100,638)
Earnout liabilities	-	-	(5,688,007)	-	-	(5,688,007)
Transaction costs	-	-	(893,577)	-	-	(893,577)
Net loss	-	-	-	(2,266,789)	-	(2,266,789)
BALANCE, September 30, 2024 (Unaudited)	7,270,097	727	13,750,228	(13,293,717)	-	457,238
Issuance of common stock through exercise of warrants	10,500	1	120,749	-		120,750
Stock-based compensation expenses	-	-	200,954	-		200,954
Net income	-	-	-	1,424,146		1,424,146
BALANCE, December 31, 2024 (Unaudited)	7,280,597	728	14,071,931	(11,869,571)	-	2,203,088
Cancellation of common stock held in escrow	(500,000)	(50)	50	-	-	-
Stock-based compensation expenses	-	-	326,588	-	-	326,588
Foreign currency translation	-	-	-	-	(412)	(412)
Net loss	-	-	-	(4,084,511)	-	(4,084,511)
BALANCE, March 31, 2025 (Unaudited)	6,780,597	$678	$14,398,569	$(15,954,082)	$(412)	$(1,555,247)

*	Giving retroactive effect to reverse recapitalization effected on September 26, 2024 to reflect exchange ratio of approximately 3.3033 as described in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,421,349)	$(4,927,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	34,752	35,951
Interest expense from convertible promissory notes	-	140,740
Amortization of operating right of use assets	1,611,924	160,521
Provision of credit losses	1,765,169	464,988
Stock-based compensation expenses	982,337	527,542
Change in fair value of earnout liabilities	-	(5,687,989)
(Gain) loss on disposal of equipment	(2,790)	3,400
Impairments of inventories	4,663,144	-
Impairments of right-of-use assets	25,855,427	-
Change in operating assets and liabilities:
Accounts receivable	1,421,900	(7,359,795)
Inventories	1,058,486	(14,893,859)
Contract assets	413,118	16,259
Prepaid expenses and other current assets	635,470	(1,049,412)
Amount due from related parties - current	(20,720)	140
Security deposits	(500)	(1,123,807)
Accounts payable – supplier financing	6,082,779	27,958,120
Contract liabilities	142,474	(438,378)
Income taxes payable	(11,500)	(299,585)
Other payables and accrued liabilities	1,906,686	1,974,134
Other payable - related parties	(265,917)	(32,007)
Operating lease liabilities	(1,513,949)	(123,471)
Net cash provided by (used in) operating activities	1,336,941	(4,653,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(68,336)
Proceeds from disposal of equipment	8,826	28,100
Net cash provided by (used in) investing activities	8,826	(40,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans	-	(291,208)
Principal payments of long-term loan	(17,988)	(14,432)
Proceeds from convertible promissory note	-	9,000,000
Proceeds from reverse recapitalization, net of payments of transaction costs	-	19,710,288
Proceeds from issuance of common stock through exercise of warrants	-	120,750
Payment of redemption payable	-	(20,499,790)
Payments of deferred transaction costs	-	(131,400)
Net cash (used in) provided by financing activities	(17,988)	7,894,208

EFFECT OF EXCHANGE RATE CHANGES	(12,758)	2,297

NET CHANGE IN CASH	1,315,021	3,202,607

CASH, beginning of the period	1,875,453	587,448

CASH, end of the period	$3,190,474	$3,790,055

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$11,500	$50
Cash paid for interest	$5,332,263	$1,272,448

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right-of-use assets and lease liabilities	$38,256,080	$750,338
Modification of operating right-of-use assets and lease liabilities	$-	$121,655
Conversion of convertible promissory notes into common stock	$-	$15,408,685
Reverse recapitalization transaction costs net against additional-paid in capital	$-	$893,577
Deferred transaction costs included in other payables and accrued liabilities	$-	$300,000
Initial recognition of earnout liabilities	$-	$5,688,007

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

On March 3, 2025, Foxx Development (Singapore) Pte. Ltd (“Foxx Singapore”) was incorporated in Singapore. Foxx Singapore primarily engaged in assembling electronic products, and was 100% owned by the Company. Foxx Singapore had no significant operations as of March 31, 2026.

On April 8, 2025, Foxx Technologies Inc (“Foxx Tech”) was incorporated in the State of California. Foxx Tech is 100% owned by the Company. Foxx Tech had no significant operations as of March 31, 2026.

On May 19, 2025, Nexus IQ Technology Inc (Nexus IQ”) was incorporated in the State of Delaware. Nexus IQ primarily engaged in developing, sales and rental of products involving Artificial Intelligence of Things (“AIoT”) technologies and was 100% owned by the Company. In December 2025, Nexus IQ began winding down its operations, disposed of related AIoT equipment, and sold its AIoT products to a third party.

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company primarily engages in the sales of electronic products. Debt financing in the form of convertible notes, loans from bank, third parties, and related parties, and cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net loss of approximately $43.4 million for the nine months ended March 31, 2026, and (2) working capital deficit of approximately $24.9 million as of March 31, 2026.

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

Translation adjustments are included in accumulated other comprehensive loss. The balance sheet amounts, with the exception of stockholders’ deficit  at March 31, 2026, were translated at SGD 1.29 to USD 1.00. The average translation rates applied to the unaudited condensed consolidated statements of operations and cash flows for the nine months ended March 31, 2026, were SGD 1.29 to USD 1.00. The stockholders’ equity accounts were translated at their historical rates. Amounts reported on the unaudited condensed consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

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

Accounts receivable

Accounts receivables are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts or expected credit losses. An allowance for credit losses for accounts receivables is established based on various factors, including historical payments and current economic trends. The Company reviews its allowance for credit loss by assessing individual accounts receivable over a specific aging and minimum baseline reserve percentage. All other balances are pooled based on historical collection experience, historical recovery speed, industry risk and broader economic trends. The estimate of expected credit losses is based on information about past events, current economic conditions, and forecasts of future economic conditions that affect collectability. Accounts receivable are written off on a case-by-case basis after exhaustive efforts at collection are made, net of any amounts that may be collected. As of March 31, 2026 and June 30, 2025, $1,848,648 and $595,907, respectively, of allowance for credit losses of accounts receivable was recorded, and the Company had net accounts receivable of $4,112,151 and $6,786,792, respectively.

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

Contract assets

Contract assets consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2026 and June 30, 2025, no allowance for credit losses on contract assets was recorded.

Contract liabilities

Contract liabilities mainly consist of deposits received from customers before all the relevant criteria for revenue recognition are met and are recorded as customer deposits.

Long-lived assets

The Company reviews the impairment of its long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. The Company’s approach for determining and measuring impairment in long-lived asset groups is to exclude operating lease liabilities from the asset group. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. During the three months ended March 31, 2026 and 2025, the Company recognized $25,855,427 and $0 impairment of long-lived assets, respectively. During the nine months ended March 31, 2026 and 2025, the Company recognized $25,855,427 and $0 impairment of long-lived assets, respectively.

Lease

The Company accounts for leases in accordance with ASC 842, Leases. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over their estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of March 31, 2026 and June 30, 2025, the Company does not have finance leases.

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

Warranty

The Company generally provides 30-day warranties or 1-year warranties for its product sold to its wholesale customer if an additional 1-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 1-3% of products on top of each customer’s order, these additional 1-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and e-commerce customers, the Company records estimated future warranty costs under ASC 460, Guarantees. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of March 31, 2026 and June 30, 2025, the Company accrued warranty reserves of $472,697 and $328,438, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

Practical expedient

The Company applies the practical expedient in ASC 606 to expense as incurred, the costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs for obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year, which need to be recognized as assets for the three and nine months ended March 31, 2026 and 2025.

Interest expenses

Interest expenses consist primarily of interest incurred on convertible notes, which were cancelled in exchange for the holders’ pro rata share of the Closing Payment Shares following consummation of the Business Combination (see Note 4), unpaid purchase balance from a vendor (see Note 10), and borrowings and others. For the three months ended March 31, 2026 and 2025, the Company had interest expenses that amounted to $2,304,183 and $1,553,993, respectively. Of the total interest expense for the three months ended March 31, 2026, $2,301,681 was related to unpaid purchase balance and $2,502 to borrowings and others. Of the total interest expense for the three months ended March 31, 2025, $1,553,993 was related to unpaid purchase balance. For the nine months ended March 31, 2026 and 2025, the Company had interest expenses that amounted to $6,319,324 and $3,005,186, respectively. Of the total interest expense for the nine months ended March 31, 2026, $6,310,353 was related to unpaid purchase balance and $8,971 to borrowings and others. Of the total interest expense for the nine months ended March 31, 2025, $140,740 was related to convertible notes, $2,862,722 to unpaid purchase balance, and $1,724 to borrowings and others.

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

Note 4 — Reverse recapitalization

Upon the consummation of the Business Combination, these transactions were completed, based on the Company’s capitalization as of September 26, 2024 (the “Closing Date”): (i) all 2,270,096 ACAC outstanding shares were converted on a one-for-one basis into the Company’s Common Stock; (ii) all issued and outstanding shares of Old Foxx Common Stock were cancelled in exchange for the rights for Old Foxx Shareholders, including the holders of Old Foxx’s convertible promissory notes upon the conversion of the convertible promissory notes and their interests into Old Foxx Common Stock immediately prior to Closing (see Note 13), to receive such stockholder’s pro rata share of 5,000,000 shares (“Closing Payment Shares”) of the Company’s Common Stock were cancelled in exchange for the right by the Old Foxx Shareholders to receive a pro rata share of 3,303,333 shares of the Company’s Common Stock at the exchange ratio of 3.3033; (iii) 4,200,000 shares (“Earnout Shares”) of the Company’s Common Stock were reserved for issuance to Old Foxx’s stockholders subject to the vesting schedule based on the Company’s financial performance for the fiscal years ended June 30, 2025 and 2024. The Earnout Shares were forfeited since the Company did not meet the financial performance threshold; (iv) all issued and outstanding 12,156,417 ACAC warrants were converted on a one-for-one basis into warrants of the Company.

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

In connection with the Reverse Recapitalization, the Company raised approximately $19.7 million of proceeds, presented as cash flows from financing activities.

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

Note 5 — Accounts receivable, net

As of March 31, 2026 and June 30, 2025, accounts receivable consist of the following:

	March 31, 2026	June 30, 2025
	(Unaudited)
Accounts receivable	$5,960,799	$7,382,699
Less: allowance for credit losses	(1,848,648)	(595,907)
Accounts receivable, net	$4,112,151	$6,786,792

For the three months ended March 31, 2026 and 2025, the Company recognized $1,252,741 and $401,988 on net provision for allowance on credit losses for accounts receivable, respectively. For the nine months ended March 31, 2026 and 2025, the Company recognized $1,370,122 and $464,988 on net provision for allowance on credit losses for accounts receivable, respectively.

Movement of allowance for credit losses consisted of the following for the periods ended indicated:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$478,526	$63,000
Addition	1,556,534	401,988
Recovery	(186,412)	-
Balance as of the end of the period	$1,848,648	$464,988

	For the Nine Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$595,907	$-
Addition	1,597,648	464,988
(Recovery)	(344,907)	-
Balance as of the end of the period	$1,848,648	$464,988

Note 6 — Inventories

As of March 31, 2026 and June 30, 2025, inventories consist of the following:

	March 31, 2026	June 30, 2025
	(Unaudited)
Finished goods	$6,965,109	$12,686,739
Total inventories	$6,965,109	$12,686,739

For the three months ended March 31, 2026 and 2025, the impairment for inventories amounted to $3,092,282 and $0, respectively. For the nine months ended March 31, 2026 and 2025, the impairment for inventories amounted to $4,663,144 and $0, respectively.

Note 7 — Contract assets

The following table presents the Company’s contract assets balances and changes therein:

	Three Months Ended March 31		Nine Months Ended March 31
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$138,664	$1,603,267	$454,842	$1,682,289
Add: net increase in current period contract asset	-	434,910	41,724	1,663,773
Less: inventory received from beginning contract asset	(96,940)	(374,404)	(454,842)	(1,682,289)
Total contract assets as the end of the period	$41,724	$1,663,773	$41,724	$1,663,773

Note 8 — Prepaid expenses and other current assets

As of March 31, 2026 and June 30, 2025, prepaid expenses and other current assets consist of the following:

	March 31, 2026	June 30, 2025
	(Unaudited)
Other receivables(1)	$213,565	$177,814
Prepaid rent	-	355,677
Prepaid research and development fees	259,828	198,328
Prepaid insurance and subscriptions	391,265	153,659
Prepaid professional fee	13,364	96,839
Prepayment to be refunded(2)	616,116	1,116,116
Advances to a third party	18,500	19,500
Other prepaid expenses	6,956	37,161
Less: allowance for credit losses (1) (2)	(829,681)	(317,282)
Total prepaid expenses and other current assets	$689,913	$1,837,812

(1)	This represents receivables from payments made on behalf of a vendor and other fees and bank fee receivables. $213,565 and $48,317 allowance for credit losses was recorded for the balances due to aging of the receivables as of March 31, 2026 and June 30, 2025, respectively.

(2)	This represents prepayment to be refunded resulting from the cancellation of purchase orders. $616,116 and $268,965 allowance for credit losses was recorded for the balances due to aging of the prepayments as of March 31, 2026 and June 30, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company recognized $200,751 and $0 on provision of allowance on credit losses for prepaid expenses and other current assets, respectively. For the nine months ended March 31, 2026 and 2025, the Company recognized $401,695 and $0 on provision of allowance on credit losses for prepaid expenses and other current assets, respectively.

Movement of allowance for credit losses consisted of the following for the period ended the date indicated:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$518,226	$-
Addition	311,455	-
Balance as of the end of the period	$829,681	$-

	For the Nine Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Balance as of the beginning of the period	$317,282	$-
Addition	512,399	-
Balance as of the end of the period	$829,681	$-

Note 9 — Property and equipment, net

As of March 31, 2026 and June 30, 2025, property and equipment, net consist of the following:

	March 31, 2026	June 30, 2025
	(Unaudited)
Computer and office equipment	$11,808	$12,580
Equipment	23,597	30,697
Furniture and fixtures	3,432	3,432
Vehicles	191,091	191,091
Subtotal	229,928	237,800
Less: accumulated depreciation	(138,994)	(106,078)
Total property and equipment, net	$90,934	$131,722

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $11,387 and $12,364, respectively. Depreciation expense for the nine months ended March 31, 2026 and 2025 amounted to $34,752 and $35,951, respectively.

Note 10 — Other payables and accrued liabilities

As of March 31, 2026 and June 30, 2025, other payables and accrued liabilities consist of the following:

	March 31, 2026	June 30, 2025
	(Unaudited)
Payroll and payable tax payable	$82,739	$174,684
Interest payable*	3,110,408	2,309,106
Professional fee payable	157,244	168,186
Accrued warranty expenses	472,697	328,438
Excise tax payable**	556,620	556,620
Refunds payable	111,126	-
Research and development (“R&D”) fee payable***	934,500	-
Others	51,660	33,925
Total other payables and accrued liabilities	$5,476,994	$3,570,959

*	On April 9, 2024, the Company and a vendor entered into a purchase and financing agreement, pursuant to which the Company is subject to interest of 1.5% per month, or 0.05% per day, on the unpaid purchase amount, after forty-five (45) days from the date of shipment. There is an additional 0.083% per day if after 120 days from the date of shipment. As of March 31, 2026 and June 30, 2025, the accounts payable – supplier financing balance due to this vendor were $32,327,516 and $26,244,987, respectively.

**	These balances were carried from ACAC, and payable by the Company, as a result on 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 under the Inflation Reduction Act of 2022.

***

In January 2026, the Company and a third party entered into a R&D agreement, pursuant to which the third party will provide the Company technical development services for the operating system of the Company’s mobile phone products in three phases, and the Company will pay a total of $3,115,00 in four milestone-based installments. As of March 31, 2026, the Company was obligated to pay the first installment of $934,500. These balances represented balances due to a third party developer for their technical development services performed on the operating system.

Note 11 — Contract liabilities

Contract liabilities consist of customer deposits, which are recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	Three Months Ended March 31		Nine Months Ended March 31
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance, beginning of the period	$23,525	$784,157	$378	$649,450
Add: net increase in current period contract liabilities	123,500	211,072	142,852	211,072
Less: revenue recognized from beginning contract liabilities	(4,173)	(784,157)	(378)	(649,450)
Total contract liabilities	$142,852	$211,072	$142,852	$211,072

Note 12 — Related party balances and transactions

Related party balances

Prepaid expenses to a related party

Name of Related Party	Relationship	Nature	March 31, 2026	June 30, 2025
			(Unaudited)
Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder (a “10%+ shareholder”)	Prepaid service fees	$-	$8,000

Amount due from related parties - current

Amount due from related parties consists of the following:

Name of Related Party	Relationship	Nature	March 31, 2026	June 30, 2025
			(Unaudited)
Haitao Cui(1)	Executive Vice President and Director of the Company	Paid on behalf fees	20,868	-

Luying Mei(1)	Executive Vice President of Sales of Old Foxx	Paid on behalf fees	7,852	-
Total			$28,720	$-

(1)	In November 2025, two executive officers of the Company incurred a reimbursement obligation to the Company for withholding taxes paid on their behalf in connection with the vesting of Restricted Stock Units (RSUs). While the arrangement was initially structured to be settled via semi-monthly payroll deductions, the Company and the officers subsequently amended the terms of the arrangement to ensure compliance with Section 402 of the Sarbanes-Oxley Act of 2002. Pursuant to the amended terms, the officers have committed to fully reimburse the Company for the remaining balance in a single lump-sum payment prior to May 31, 2026.

Other payable — related party

Other payable — related parties consists of the following:

Name of Related Party	Relationship	Nature	March 31, 2026	June 30, 2025
			(Unaudited)
Wuhan Haoxun Communication Technology Co. Ltd (“Wuhan Haoxun”)(1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	Research and development fees	$-	$18,792
Acri Capital Sponsor LLC	the Company’s 10%+ shareholder	Unconverted working capital loan balance in ACAC	-	245,509
Swiftfulfill Warehouse LLC (“Swiftfulfill”) (2)	Owned by an immediate family member of the Company’s 10%+ shareholder	Consulting fees and expenses paid on behalf of the Company	7,000	8,566
“Joy” Yi Hua	Chairwoman, Chief Financial Officer and Director of the Company	Expenses paid on behalf of the Company	-	50
Total			$7,000	$272,917

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for the research and development project. The project was completed during the year ended June 30, 2025.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

Related party transactions

Research and development expenses

Name of Related Party	Relationship	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
		(Unaudited)	(Unaudited)
Wuhan Haoxun (1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	$-	$22,792

Name of Related Party	Relationship	For the Nine Months Ended March 31, 2026	For the Nine Months Ended March 31, 2025
		(Unaudited)	(Unaudited)
Wuhan Haoxun (1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	$-	$91,168

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for a research and development project. The project was completed during the year ended June 30, 2025.

Consulting expenses

Name of Related Party	Relationship	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
		(Unaudited)	(Unaudited)
Azure(1)	Owned by an immediate family member of the Company’s 10%+ shareholder	$24,600	$141,000
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10%+ shareholder	21,000	-
Total		$45,600	141,000

Name of Related Party	Relationship	For the Nine Months Ended March 31, 2026	For the Nine Months Ended March 31, 2025
		(Unaudited)	(Unaudited)
Azure(1)	Owned by an immediate family member of the Company’s 10%+ shareholder	$73,800	$423,000
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10%+ shareholder	70,000	-
Total		$143,800	423,000

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by Azure, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder.

Note 13 — Convertible promissory notes

From June 2023 to May 2024, Old Foxx issued four convertible promissory notes (the “Notes”) to three investors, in an aggregated principal amount of $15,000,000 and an interest rate of 7% per annum. Each note would mature on the earlier of the 12-month anniversary of its issuance date, or the date of the initial closing of the initial public offering (“IPO”) of Old Foxx. Immediately prior to the Closing on September 26, 2024, the Notes of $15,000,000 and the related interests of $408,685 were automatically converted into 513,622 share of Old Foxx Common Stock, each at a price of $30.00 per share. On September 26, 2024, upon Closing of the Business Combination, all the Old Foxx Common Stock converted from the convertible promissory notes were cancelled in exchange for the holders’ pro rata share of the 5,000,000 Closing Payment Shares, resulting in a total of 1,696,668 shares of the Company’s Common Stock issued to the holders of the Notes at the exchange ratio of approximately 3.3033 following consummation of the Business Combination (see Note 4).

Note 14 — Long-term loan

In February 2023, the Company purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if the Company is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of March 31, 2026, the carrying value of the asset that has been pledged as a collateral is $46,677. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Amount
For the three months ending June 30, 2026	$5,756
For the twelve months ending June 30, 2027	24,826
For the twelve months ending June 30, 2028	27,984
Thereafter	20,608
Total long-term debt payment	79,174
Current portion of long-term debt	(24,094)
Long-term debt – non-current portion	$55,080

Interest expense for the three months ended March 31, 2026 and 2025 for the above loan amounted to $2,495 and $3,125, respectively. Interest expense for the nine months ended March 31, 2026 and 2025 for the above loan amounted to $7,973 and $9,809, respectively.

Note 15 — Stockholders’ deficit

Common stock

As of March 31, 2026 and June 30, 2025, the Company has 50,000,000 authorized shares of common stock, par value $0.0001 per share. As of March 31, 2026 and June 30, 2025, there are 7,005,191 and 6,780,597 shares of common stock outstanding, respectively.

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

The following table presents the total stock-based compensation expenses included in each of the respective expense line items for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Selling expenses	$37,830	$28,513	$269,628	$132,952
General and administrative expenses	172,599	224,917	517,795	275,912
Research and development expenses	68,789	73,158	194,914	118,678
Total stock-based compensation expenses	$279,218	$326,588	$982,337	$527,542

The following table summarizes the activity for all restricted stock units granted for the three and nine months ended March 31, 2026 and 2025:

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at June 30, 2025	693,929	$7.21	$5,001,916	3.36
Granted	-	$-	-	-
Vested	-	$-	-	-
Forfeited	(9,574)	$7.30	(69,891)	-
Unvested at September 30, 2025	684,355	$7.21	4,932,025	3.11
Granted	-	$-	-	-
Vested	(182,214)	$7.30	(1,330,162)	-
Forfeited	(31,817)	$7.30	(232,264)	-
Unvested at December 31, 2025	470,324	$7.16	3,369,599	2.86
Granted	-	$-	-	-
Vested	(42,380)	$6.92	(293,433)	-
Forfeited	-	$-	-	-
Unvested at March 31, 2026	427,944	$7.19	$3,076,166	2.61

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at July 1, 2024	-	$-	$-	-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at September 30, 2024	-	-	-	-
Granted	707,860	7.30	5,167,378	4.00
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at December 31, 2024	707,860	7.30	5,167,378	3.85
Granted	19,149	3.97	76,022	4.00
Vested	-	-	-	-
Forfeited	-	-	-	-
Unvested at March 31, 2025	727,009	$7.21	$5,243,400	3.61

As of March 31, 2026, there was $2,901,739 total unrecognized compensation cost related to unvested RSUs granted under the employee incentive plan. The total cost is expected to be recognized over a remaining period of 2.61 years.

Earnout Shares

As described in Note 4 - Reverse recapitalization, the entitlement of the 4,200,000 Earnout Shares were forfeited because the Company did not meet the earnout requirements for the fiscal year ended June 30, 2025 and 2024.

As of September 26, 2024 (the Closing Date), the fair value of the earnout liabilities was $5,688,007. For the three months ended March 31, 2026 and 2025, the Company recognized gains of $0 and $1,032,267, respectively, related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations. For the nine months ended March 31, 2026 and 2025, the Company recognized gains of $0 and $5,687,989, respectively, related to the change in fair value of earnout liabilities included in the change in fair value of earnout liabilities in the consolidated statements of operations.

Warrants

In connection with the reverse recapitalization, each of 12,156,417 ACAC’s issued and outstanding warrants was converted automatically into one redeemable warrant of the Company, exercisable for one share of common stock of the Company at an exercise price of $11.50 per share. All of these warrants met the criteria for equity classification.

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

On October 3, 2024, the Company’s shareholders (ACAC’s public shareholders) exercised 10,500 warrants in the amount of $120,750 or $11.50 per share.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2025	12,145,917	12,145,917	$11.50	4.24
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2025	12,145,917	12,145,917	$11.50	3.99
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
December 31, 2025	12,145,917	12,145,917	$11.50	3.74
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
March 31, 2026	12,145,917	12,145,917	$11.50	3.49

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2024			$-	-
Granted	12,156,417	12,156,417	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
September 30, 2024	12,156,417	12,156,417	$11.50	4.99
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	(10,500)	(10,500)	$11.50	-
December 31, 2024	12,145,917	12,145,917	$11.50	4.74
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
March 31, 2025	12,145,917	12,145,917	$11.50	4.49

The Company accounted for the 12,145,917 Warrants assumed from the merger as equity instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity.  As of March 31, 2026 and June 30, 2025, the Warrants had no intrinsic value, as the Company’s stock price was below the strike price.

Note 16 — Concentrations of risks

(a) Major customers

For the three months ended March 31, 2026, one customer, customer A, which is a third party of the Company, accounted for 83% of the Company’s total revenues.

For the three months ended March 31, 2025, four customers, customer B, customer C, customer D, and customer E, which are the third parties of the Company, accounted for 32%, 20%, 20% and 13%, respectively, of the Company’s total revenues.

For the nine months ended March 31, 2026, one customer, customer A, which is a third party of the Company, accounted for 73% of the Company’s total revenues.

For the nine months ended March 31, 2025, three customers, customer A, customer B and customer C, which are the third parties of the Company, accounted for 27%, 29% and 23%, respectively, of the Company’s total revenues.

(b) Major suppliers

For the three months ended March 31, 2026, one supplier, supplier A, which is a third party of the Company, accounted for 98% of the Company’s total purchases.

For the three months ended March 31, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 92% of the Company’s total purchases.

For the nine months ended March 31, 2026, one supplier, supplier A, which is a third party of the Company, accounted for 97% of the Company’s total purchases.

For the nine months ended March 31, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 93% of the Company’s total purchases.

(c) Geographic areas

For the three and nine months ended March 31, 2026 and 2025, all of the Company’s long-lived assets are located in the United States and substantially all of the Company’s revenues are derived from the United States, accordingly, no geographical information is presented.

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

On December 20, 2024, the Company further expanded the July 2024 Lease to include additional 102,099 square feet from January 1, 2026 to December 31, 2035 with an initial monthly rent of $132,729, plus varied monthly operating expenses and real estate tax. The commencement date of this lease is January 1, 2026 and the expiration date is December 31, 2035. The Company considered this lease as an operating lease and recognized right-of-use asset and lease liability. The Company recognized lease expense on a straight-line basis over the lease term for operating lease.

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using incremental borrowing rate as the effective interest rate, with a weighted average rate of 7.04%.

As of March 31, 2026 and June 30, 2025, the weighted-average remaining operating lease term of its existing leases is approximately 9.52 years and 4.51 years, respectively.

The following table sets forth the Company’s minimum long-term lease   payments in future periods as of March 31, 2026, which represents the operating lease liabilities on the accompanying balance sheet:

Operating lease payments
For the three months ending June 30, 2026	$796,777
For the twelve months ending June 30, 2027	4,804,277
For the twelve months ending June 30, 2028	4,996,179
For the twelve months ending June 30, 2029	5,197,074
For the twelve months ending June 30, 2030	5,202,868
Thereafter	32,039,129
Total lease payments	53,036,304
Less: discount	(15,192,821)
Present value of operating lease liabilities	37,843,483
Operating lease liabilities, current portion	(1,839,557)
Operating lease liabilities, non-current portion	$36,003,926

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$1,402,439	$63,808
Lease expenses – short term	General, and administrative	2,235	3,041
Total operating lease cost		$1,404,674	$66,849

Operating lease cost	Classification	For the Nine Months Ended March 31, 2026	For the Nine Months Ended March 31, 2025
		(Unaudited)	(Unaudited)
Lease expenses	General, and administrative	$2,852,736	$181,181
Lease expenses – short term	General, and administrative	8,003	10,941
Total operating lease cost		$2,860,739	$192,122

For the nine months ended March 31, 2026 and 2025, $1,513,949 and $123,471 of cash were used for operating lease liabilities, respectively.

The Company is in the change in business strategy to engage in dropship arrangement, which has resulted in excess warehouse space to be subleased at below-lease rates. This change in circumstances indicated that the carrying amount of the related right-of-use assets may not be recoverable. The Company performed a recoverability test and determined that the carrying values of these assets were not recoverable from the expected undiscounted cash flows. Accordingly, the Company recognized impairment loss of $25,855,427 on its right-of-use assets for the three and nine months ended March 31, 2026, as the carrying amount of these assets exceeded their estimated fair value, as determined based on discounted cash flow.

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

On November 22, 2024, a plaintiff filed Semensato v. Foxx Development Holdings Inc., et al., No. 2024-1200 (Del. Ch. Ct.), a class action complaint (“Complaint”) in Delaware Chancery Court against the Company and certain “Individual Defendants” (“Joy” Yi Hua, Haitao Cui, “Jeff” Feng Jiang, “Eva” Yiqing Miao and Edmund R. Miller) (“Action”). The plaintiff seeks a declaration that the waiver provision is invalid, an injunction against the Company and the Individual Defendants to prevent them from attempting to enforce the waiver, attorneys’ fees, and the costs and disbursements of this action. The Company and each of the Individual Defendants deny any and all wrongdoing alleged in the Complaint. However, to avoid the cost and distraction of litigation, the directors of the board of the Company (the “Board”) approved and adopted the Second Amended and Restated Certificate of Incorporation of the Company (the “Amended Charter”) in the best interests of the Company and its stockholders. On March 3, 2025, the plaintiff filed a notice of voluntary dismissal of the Action as moot, which the Court approved by order dated March 4, 2025. On March 18, 2025, the Company paid $85,000 (the “Mootness Fee,” inclusive of a $500 service award to the plaintiff) to the plaintiff’s counsel to resolve the anticipated application by the plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses. In connection with the March 13, 2025 stipulated order closing the case, the Court ordered that the Company provide this notice. The Court has not and will not pass judgment on the amount of the Mootness Fee.

On November 5, 2025, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for a period of 30 consecutive business days, its market value of listed securities (“MVLS”) closed below the $35,000,000 MVLS threshold required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has until May 4, 2026 to regain compliance with the MVLS requirement (the “Initial Compliance Period”). For the last 15 consecutive business days, from March 31 through April 21, 2026, the Company’s MVLS has been $35,000,000 or greater. Accordingly, the Company has regained compliance with the Rule, and this matter is now closed.

Risks and Uncertainties

On April 2, 2025, the President of the United States signed Executive Order 14257, “Regulating Imports with a Reciprocal Tariff to Rectify Trade Practices that Contribute to Large and Persistent Annual United States Goods Trade Deficits” (the “Executive Order 14257”), to take action based on the results of certain investigations related to the causes of the U.S.’s large and persistent annual trade deficits in goods. Subsequent to Executive Order 14257, there have been additional executive orders that have, among other actions, effectively suspended the enforcement of certain country-specific tariffs until November 10, 2026, extended from November 10, 2025. The potential for further changes in trade policies, including new tariffs or changes to existing ones, introduces uncertainty regarding the Company’s future costs, revenues, collectability of account receivables, carrying value of inventories, and overall financial performance. The Company monitors these developments closely and will continue to evaluate their potential impact on its operations, financial condition, and results of operations. The ultimate financial impact of these uncertainties is difficult to quantify at this time.

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

Note 19 — Income taxes

As of March 31, 2026 and June 30, 2025, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for each of the three and nine months ended March 31, 2026 and 2025 was 0%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets

Note 20 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tablet products	$83,301	$219,545	$412,491	$392,660
Mobile phone products	8,002,139	8,868,686	40,875,567	46,571,691
Wearable products	254,039	1,557,962	2,999,116	3,358,138
Subtotal product revenues	8,339,479	10,646,193	44,287,174	50,322,489
App service commission revenue	324,342	690,817	1,314,402	1,606,804
Other services	2,440	55,068	4,558	55,068
Subtotal service revenues	326,782	745,885	1,318,960	1,661,872
Total revenues, net	$8,666,261	$11,392,078	$45,606,134	$51,984,361

Disaggregated information of revenues by business line is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Wholesale revenues	$7,911,639	$9,943,509	$42,860,664	$49,412,977
E-Commerce revenues	427,840	702,684	1,426,510	909,512
Subtotal product revenues	8,339,479	10,646,193	44,287,174	50,322,489
App service commission revenue	324,342	690,817	1,314,402	1,606,804
Other services	2,440	55,068	4,558	55,068
Subtotal service revenues	326,782	745,885	1,318,960	1,661,872
Total revenues, net	$8,666,261	$11,392,078	$45,606,134	$51,984,361

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

The following table presents the computation of basic and diluted loss per share attributable to common stockholders, for the periods presented:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss– basic and diluted EPS	$(36,269,993)	$(4,084,511)	$(43,421,349)	$(4,927,154)

Basic and diluted weighted average shares outstanding*	6,989,278	7,050,260	6,886,673	5,937,756

Basic and diluted loss per share	$(5.19)	$(0.58)	$(6.31)	$(0.83)

*	There were no shares that have a dilutive effect for the three and nine months ended March 31, 2026 and 2025.

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Earnout Shares*	-	2,100,000	-	2,100,000
Warrants **	12,145,917	12,145,917	12,145,917	12,145,917
RSUs**	427,944	727,009	427,944	727,009
Total	12,573,861	14,972,926	12,573,861	14,972,926

*	As described in Note 4 - Reverse recapitalization, the Earnout Shares that are contingently issuable in connection with the Business Combination are subject to vesting based on the Company’s financial performance during the earnout period. The Earnout Shares are excluded from the calculation of basic and diluted weighted-average number of common shares outstanding until vested.

**	The Company’s outstanding warrants and RSUs were excluded from the computation of diluted EPS because it has anti-dilutive effect as the company had a net loss during the periods presented.

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

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net loss, as reported in the consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For The Three Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenues, net	$8,666,261	$11,392,078
Less cost of goods sold	10,116,838	10,728,765
Less significant segment expenses:
Commission expenses	80,826	79,616
Marketing consulting expenses	195,892	426,262
Products testing and certification expenses	110,741	211,019
Warranty expenses	34,704	69,208
Marketing and advertising expenses	262,498	164,682
Other selling and marketing expenses	66,090	10,067
Payroll and payroll tax expenses	888,363	888,399
Professional expenses	344,167	441,663
Insurance expenses	161,048	111,284
Credit losses	1,681,606	401,988
Office expenses	80,614	74,883
Rent expenses	1,404,674	66,850
Travel expenses	32,008	44,392
Impairments of right-of-use assets	25,855,427	-
Other general and administrative	71,977	32,355
Other research and development expenses	965,380	851,932
Research and development expenses-related party	-	22,792
Stock-based compensation expenses	279,218	326,588
Other segment items:
Interest expense	2,304,183	1,553,993
Other expense (income), net	-	2,118
Change in fair value of earnout liabilities	-	(1,032,267)
Provision for income taxes	-	-
Segment net loss	$(36,269,993)	$(4,084,511)

	For The Nine Months Ended
	March 31,	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenues, net	$45,606,134	$51,984,361
Less cost of goods sold	42,095,364	48,732,206
Less significant segment expenses:
Commission expenses	230,965	421,802
Marketing consulting expenses	582,697	1,233,821
Products testing and certification expenses	349,921	465,350
Warranty expenses	198,995	344,937
Marketing and advertising expenses	630,488	334,673
Other selling and marketing expenses	215,940	83,214
Payroll and payroll tax expenses	2,734,084	2,825,028
Professional expenses	2,066,666	1,449,299
Insurance expenses	499,694	448,170
Credit losses	1,765,169	464,988
Office expenses	245,717	257,609
Rent expenses	2,860,739	192,122
Travel expenses	78,960	172,527
Impairments of right-of-use assets	25,855,427	-
Other general and administrative	140,250	117,452
Other research and development expenses	1,153,296	1,432,153
Research and development expenses-related party	-	91,168
Stock-based compensation expenses	982,337	527,542
Other segment items:
Interest expense	6,319,324	3,005,186
Other expense (income), net	21,450	257
Change in fair value of earnout liabilities	-	(5,687,989)
Provision for income taxes	-	-
Segment net loss	$(43,421,349)	$(4,927,154)

Note 23 — Subsequent events

The Company evaluated all events and transactions that occurred after March 31, 2026 up through the date the Company issued these unaudited condensed consolidated financial statements. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Beginning in 2023, we adjusted our business strategy to avoid reliance on limited suppliers and customers and to diversify suppliers and customers to mitigate the concentration and reliance risk. We have added new product models across each product line to target a broader range of customers. As of the date hereof, we have reached out to a total of sixteen wholesale customers to expand our operations in the market and expect to secure purchase orders from these new customers. At the same time, to meet the various product demands of current and prospective customers, we have connected with suppliers who can provide manufacturing support when we secure purchase orders from our customers. In addition, we plan to further expand our product range and to launch an IoT platform to manage all end products sold and began setting up a service team for our business to business (B2B) model in the artificial IoT department. Through the efforts to expand product range and reaching a broader customer base, we will be able to move away from relying on limited customers and suppliers. As we dedicated our resources to expansion, we experienced a significant decrease in the sales of tablet and mobile phone products during the year ended June 30, 2024 as compared to the same period in 2023: (i) new customers began orders in much smaller quantities as compared to our previous customer in order to build up a trustworthy relationship; (ii) similarly and relevantly, we placed order with new suppliers in much smaller quantities to build up relationship and ensure the quality of the products; and (iii) new product models on both tablet and mobile phones order by new customers required approximately 6-9 months from development to mass production.

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

During the nine months ended March 31, 2026, we revised our business strategy and decided to exit the AIoT business. Accordingly, in December 2025, we completed the sales of our AIoT products and disposed of related AIoT equipment. In addition, in January 2026, we began engaging in dropship arrangement to reduce additional freight cost and usage of our warehouse spaces. This change of business strategy helped us to reduce our freight costs and promoted better gross margin with our wholesales business

For the nine months ended March 31, 2026, our sales decreased compared to the nine months ended March 31, 2025. The inflation rate was steadily increasing throughout 2024 and 2025, the consumers’ spending power was weakened, and the mobile phone replacement rate was lowered. Previously, consumers tended to replace their phones every more often between 1 to 2 years, whereas now many keep the same device for over 2 years. In addition, lower order volumes, resulting from our intention of increasing selling prices in response to higher costs driven by rising chip prices, contributed to the decline in sales. Our sales strategy did not execute smoothly as our customers did not respond well with the increase of selling prices which lead to the revenue decreased.

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

These transactions were completed in connection with the consummation of the Business Combination: (i) all 2,270,096 ACAC outstanding shares were converted on a one-for-one basis into our Common Stock; (ii) all issued and outstanding shares of Old Foxx Common Stock were cancelled in exchange for the rights for Old Foxx Shareholders, including the holders of Old Foxx’s convertible promissory notes upon the conversion of the convertible promissory notes and their interests into Old Foxx Common Stock immediately prior to Closing, to receive such stockholder’s pro rata share of 5,000,000 shares of our Common Stock were cancelled in exchange for the right by the Old Foxx Shareholders to receive a pro rata share of 3,303,333 shares of our Common Stock at the exchange ratio of 3.3033; (iii) 4,200,000 shares (“Earnout Shares”) of our Common Stock were reserved for issuance to Old Foxx’s stockholders subject to the vesting schedule based on our financial performance for the fiscal years ended June 30, 2025 and 2024. The Earnout Shares were forfeited since we did not meet the financial performance threshold; (iv) all issued and outstanding 12,156,417 ACAC warrants were converted on a one-for-one basis into our warrants.

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

Nasdaq Listing Update

On November 5, 2025, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for a period of 30 consecutive business days, our market value of listed securities (“MVLS”) closed below the $35,000,000 MVLS threshold required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have until May 4, 2026 to regain compliance with the MVLS requirement (the “Initial Compliance Period”). For the last 15 consecutive business days, from March 31 through April 21, 2026, our MVLS has been $35,000,000 or greater. Accordingly, we have regained compliance with the Rule, and this matter is now closed.

Key Factors that Affect Operating Results

We believe the key factors affecting our financial condition and results of operations include the following:

Retention of Key Management Team Members

One of the key differentiating factors of ours is the rich blended nature of our management team. Our management team comprises executives with extensive experience in electronics industry with IoT services related experience. The wide array of industry experience captured by our management team allows us to deliver advanced technology and superior products to our customers. Losing any member of our key executive team could significantly impact on the quality of services and products that we currently offer. Such departures may prompt customers to explore alternative products or IoT cloud platforms offered by different vendors or service providers.

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

In addition, in January 2026, we entered into a R&D agreement with a third party, pursuant to which the third party will provide the Company technical development services for the operating system of the Company’s mobile phone products, including developing a customized FOXX OS cross-platform inheritance framework to enable compatibility and adaptation across multiple platforms and operating systems; establishing a unified compatibility and integration framework for system modules and applications to ensure overall system stability and interoperability; optimizing core applications for multi-platform adaptation to enhance system performance, smooth operation, and user experience; developing proprietary applications, including a mobile manager, home screen, and browser, and complete their integration into the operating system; integrating and validating advertising and paid-service-related business modules to ensure proper functionality, regulatory compliance, and security; and conducting system and UX/UI design and implementation to enhance visual design and user interaction, ensuring a consistent overall style.

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

Results of Operations

Comparison for the three months ended March 31, 2026 and 2025

	For the Three Months Ended March 31,
	2026	2025	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$8,666,261	$11,392,078	$(2,725,817)	(23.9)%
Cost of goods sold	10,116,838	10,728,765	(611,927)	(5.7)%
Gross (loss) profit	(1,450,577)	663,313	(2,113,890)	(318.7)%
Operating expenses
Selling expense	964,440	1,551,369	(586,929)	(37.8)%
General, and administrative expense	2,928,172	1,421,299	1,506,873	106.0%
Research and development – related party	-	22,792	(22,792)	(100.0)%
Research and development	1,085,588	826,532	259,056	31.3%
Provision of credit losses	1,681,606	401,988	1,279,618	318.3%
Impairments of right-of-use assets	25,855,427	-	25,855,427	100.0%
Loss from operations	(33,965,810)	(3,560,667)	(30,405,143)	853.9%
Other expense, net	(2,304,183)	(523,844)	(1,780,339)	339.9%
Provision for income tax	-	-	-	-%
Net loss	(36,269,993)	(4,084,511)	(32,185,482)	788.0%
Foreign currency translation adjustment	(3,318)	(412)	(2,906)	705.3%
Comprehensive loss	$(36,273,311)	$(4,084,923)	$(32,188,388)	788.0%

Revenues

Our revenue is primarily derived from sales of electronic products. The total revenues decreased by approximately $2.7 million, or 23.9%, to approximately $8.7 million for the three months ended March 31, 2026 as compared to $11.4 million for the three months ended March 31, 2025. The decrease of the total revenue was mainly attributable to the decrease in mobile phone products and wearable and other products revenues.

Our revenues from our revenue categories are summarized as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Tablet products	$83,301	$219,545
Mobile phone products	8,002,139	8,868,686
Wearable products and others	254,039	1,557,962
Subtotal product revenues	8,339,479	10,646,193
App service commission revenue	324,342	690,817
Other services	2,440	55,068
Subtotal service revenues	326,782	745,885
Total revenues, net	$8,666,261	$11,392,078

Tablet product sales were insignificant in our operations for the three months ended March 31, 2026. Revenue from the sales of tablets decreased by approximately $0.1 million, or 62.1%, to approximately $0.1 million for the three months ended March 31, 2026 from $0.2 million for the same period in 2025. Revenue from sales of phones decreased by approximately $0.9 million, or 9.8%, to approximately $8.0 million for the three months ended March 31, 2026 from $8.9 million for the same period in 2025. This decrease was primarily attributed to lower order volumes resulting from our intention of increasing selling prices in response to higher costs driven by rising chip prices. Our sales strategy did not execute smoothly as our customers did not respond well with the increase of selling prices which lead to the phones revenue decreased. Revenue from sales of wearable products and others decreased by approximately $1.3 million, or 83.7%, to approximately $0.3 million for the three months ended March 31, 2026 from $1.6 million for the three months ended March 31, 2025, as the consumers’ spending power was weakened and the demands of the wearable products were lowered during the three months ended March 31, 2026 period. Revenue from App service commission decreased by approximately $0.4 million, or 53.0%, to approximately $0.3 million for the three months ended March 31, 2026 from approximately $0.7 million for the three months ended March 31, 2025, as the sales of phones decreased and the consumers’ spending power was weakened. Revenue from other services was income generated by our other logistic and warehouse management and MVNO services and it was insignificant in our operations for the three months ended March 31, 2026.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold decreased by approximately $0.6 million, or 5.7%, to approximately $10.1 million for the three months ended March 31, 2026 as compared to approximately $10.7 million for the three months ended March 31, 2025. The decrease in cost of goods sold is a direct result of a decrease in our revenue. The decrease is also attributable to the decrease in cost of products as we negotiated with our vendor to cover shipping and tariff costs beginning in July 2025.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Tablet products	$154,074	$175,135
Mobile phone products	9,405,459	9,117,657
Wearable products and others	557,255	1,415,375
Other services cost	50	20,598
Total cost of goods sold	$10,116,838	$10,728,765

Our cost of goods sold for tablets decreased by approximately $21,000, or 12.0%, to approximately $154,000 for the three months ended March 31, 2026 from approximately $175,000 for the same period in 2025. Cost of goods sold for mobile phone products increased by approximately $0.3 million, or 3.2%, to approximately $9.4 million for the three months ended March 31, 2026 from approximately $9.1 million for the same period in 2025, primarily due to inventory impairment related to slow-moving   inventory of approximately $2.6 million, and the increased chip prices. Cost of goods sold for wearable products and others decreased by approximately $0.8 million, or 60.6%, to approximately $0.6 million for the three months ended March 31, 2026 from $1.4 million for the same period in 2025, which is consistent with the decrease of sales and is the direct result of our negotiation with our vendor to cover shipping and tariff costs beginning in July 2025. Cost of other services was insignificant in our operations for the three months ended March 31, 2026 and 2025.

Gross (Loss) Profit

Our gross (loss) profit decreased by approximately $2.1 million, or 318.7%, to approximately $1.5 million gross loss for the three months ended March 31, 2026, from $0.7 gross profit for the three months ended March 31, 2025.

Our gross (loss) profit from their major revenue categories is summarized as follows:

	For the Three Months Ended March 31,
	2026	2025	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross (loss) profit	$(70,773)	$44,410	$(115,183)	(259.4)%
Gross (loss) profit percentage	(85.0)%	20.2%	(105.2)%

Mobile phone products
Gross loss	$(1,403,320)	$(248,971)	$(1,154,349)	463.6%
Gross loss percentage	(17.5)%	(2.8)%	(14.7)%

Wearable products and others
Gross (loss) profit	$(303,216)	$142,587	$(445,803)	(312.7)%
Gross (loss) profit percentage	(119.4)%	9.2%	(128.5)%

App service commission revenue
Gross profit	$324,342	$690,817	$(366,475)	(53.0)%
Gross profit percentage	100.0%	100.0%	0.0%

Other services
Gross profit	$2,390	$34,470	$(32,080)	(93.1)%
Gross profit percentage	98.0%	62.6%	35.4%

Total
Gross (loss) profit	$(1,450,577)	$663,313	$(2,113,890)	(318.7)%
Gross (loss) profit percentage	(16.7)%	5.8%	(22.6)%

For the three months ended March 31, 2026 and 2025, our overall gross (loss) profit percentage was (16.7) % and 5.8%, respectively. The decrease in gross (loss) profit percentage of 22.6% was primarily due to the decrease in gross profit percentage for all products.

Gross (loss) profit percentage of tablets decreased from 20.2% for the three months ended March 31, 2025 to (85.0) % for the same period in 2026. This was primarily due to the decrease of sales of those with higher unit selling prices and lower unit purchase prices, as well as inventory impairment related to slow-moving inventory of approximately $99,000.

Gross loss percentage for mobile phones increased from 2.8% for the three months ended March 31, 2025 to 17.5% for the same period in 2026. This was primarily due to inventory impairment related to slow-moving inventory and increased chip prices without a corresponding increase in selling prices.

Gross (loss) profit percentage for wearable products and others decreased from 9.2% for the three months ended March 31, 2025 to (119.4) % for the same period in 2026. This was primarily due to inventory impairment related to slow-moving inventory of approximately $0.4 million.

For the three months ended March 31, 2026 and 2025, our gross profit percentage of App service commission was 100.0%. This high margin was primarily attributable to the nature of App service commission revenue, which was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions, activation of Apps, and installation of additional Apps occur at a point in time when the end users of the mobile devices interact with those Apps. We earned the App revenue share (service commission) from our partners without incurring any direct cost, as the pre-installation expenses were included in the research and development expenses prior to installation, and any labor costs with minimal time spent were immaterial to be allocated to cost of revenue.

Gross profit percentage for other services increased from 62.6% for the three months ended March 31, 2025 to 98.0% for the same period in 2026. Gross profit for other services was insignificant in our operations for the three months ended March 31, 2026 and 2025.

Operating Expenses

Total operating expenses increased by approximately $1.2 million, or 28.3%, to approximately $5.4 million for the three months ended March 31, 2026, from approximately $4.2 million for the three months ended March 31, 2025.

Our operating expenses are summarized as follows:

The increase in operating expenses was mainly attributed to the following:

	For the Three Months ended March 31,
	2026	2025	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$964,440	$1,551,369	$(586,929)	(37.8)%
General and administrative expense	2,928,172	1,421,299	1,506,873	106.0%
Research and development – related party	-	22,792	(22,792)	(100.0)%
Research and development	1,085,588	826,532	259,056	31.3%
Provision of credit losses	1,681,606	401,988	1,279,618	318.3%
Impairments of right-of-use assets	25,855,427	-	25,855,427	100.0%
Total operating expense	$32,515,233	$4,223,980	$28,291,253	669.8%

Selling Expenses

Selling expenses decreased approximately $0.6 million, or 37.8%, to approximately $0.1 million for the three months ended March 31, 2026, from approximately $1.6 million for the three months ended March 31, 2025. The decreased selling expenses was mainly attributable to approximately $0.3 million decrease in payroll and payroll related expenses, approximately $0.2 million decrease in marketing consulting fees, and approximately $0.1 million decrease in testing and certification expenses during the three months ended December 31, 2025, as we reduced salespersons and consultants and the test for products to cut expenses and streamline sales department.

General and Administrative Expenses

General and administrative expenses increased approximately $1.5 million, or 106.0%, to approximately $2.9 million for the three months ended March 31, 2026 from approximately $1.4 million for the three months ended March 31, 2025. The increased general and administrative expense were mainly attributable to the approximately $0.2 million increase in salary and wages as a result of allocating certain personnel compensation from selling expenses to general and administrative expenses, reflecting a change in the personnel’s primary responsibilities, and approximately $1.3 million increase in rent due to the new warehouse leases that commenced in July 2025 and January 2026.

Research and Development — related party

Research and development (“R&D”) expenses from a related party decreased by approximately $23,000, or 100.0%, where the decrease was primarily due to an R&D project which commenced in 2024 and was completed in June 2025. During the three months ended March 31, 2025, a related party completed additional 20% of the remaining 5G development project pursuant to an R&D agreement between us and the related party, and we recognized a R&D expense approximately of $23,000 accordingly based on the progression of the R&D project. We did not have this expense for the same period in 2026.

Research and Development

R&D expenses increased by approximately $0.3 million, or 31.3%, from $0.8 million for the three months ended March 31, 2025 to $1.1 million for the same period in 2026. The increase was primarily due to the R&D agreement entered into in January 2026 with a third party, under which the third party will provide technical development services for our operating system across three phases. During the three months ended March 31, 2026, the Company recognized approximately $0.9 million of R&D expenses under this agreement, reflecting progress in the initial development phase.

Provision of credit losses

Provision of credit losses increased by approximately $1.3 million, or 318.3%, from $0.4 million for the three months ended March 31, 2025 to approximately $1.7 million for the same period in 2026. The increase was primarily due to continued aging of receivables, as well as our assessment of historical collection experience and probability of recovery from our customers and customer groups.

Impairments of right-of-use assets

Impairments of right-of-use assets increased by approximately $25.9 million, or 100.0%, from $0 for the three months ended March 31, 2025 to approximately $25.2 million for the same period in 2026. The increase was primarily attributable to impairment charges recognized following the change in our business strategy because we began engaging in dropship arrangement in our wholesale business and we are no longer required to use our warehouse space. As a result, our management decided to sublease our warehouse with lesser value as compared to our current lease payments, which indicated that the carrying amount of the right-of-use assets was not recoverable and exceeded their estimated fair value by approximately $25.9 million.

Other expense, net

Our other expense, net is summarized as follows:

	For the Three Months ended March 31,
	2026	2025	Change	Change (%)
	(Unaudited)	(Unaudited)
Other expense
Interest expense	$(2,304,183)	$(1,553,993)	$(750,190)	48.3%
Other expense, net	-	(2,118)	2,118	(100.0)%
Change in fair value of earnout liabilities	-	1,032,267	(1,032,267)	(100.0)%
Total other expense, net	$(2,304,183)	$(523,844)	$(1,780,339)	339.9%

Total other expense, net increased by approximately $1.8 million, or 339.9%, to approximately $2.3 million of other expense, net for the three months ended March 31, 2026, from approximately $0.5 million for the three months ended March 31, 2025. The increase was primarily due to the increase of approximately $0.8 million interest expenses incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable – supplier financing and the decrease of approximately $1.0 million change in fair value of earnout liabilities as we no longer had earnout liabilities after June 30, 2025.

Provision for income taxes

There was no provision for income taxes in each of the three months ended March 31, 2026 and 2025 as we had made full allowance of our deferred tax assets on net operating losses.

Net loss

Net loss increased by approximately $32.2 million, or 788.0%, to approximately $36.3 million for the three months ended March 31, 2026, from approximately $4.1 million for the three months ended March 31, 2025. Such change was mainly due to the reasons discussed above.

Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment of approximately $3,000 are mainly due to the fluctuation of foreign exchange rates between SGD (the functional currency of one of our subsidiaries) and the USD dollar (reporting currency) for the three months ended March 31, 2026.

Comparison for the nine months ended March 31, 2026 and 2025

	For the Nine Months Ended March 31,
	2026	2025	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Revenues, net	$45,606,134	$51,984,361	$(6,378,227)	(12.3)%
Cost of goods sold	42,095,364	48,732,206	(6,636,842)	(13.6)%
Gross profit	3,510,770	3,252,155	258,615	8.0%
Operating expenses
Selling expense	3,008,663	4,393,150	(1,384,487)	(31.5)%
General, and administrative expense	8,376,858	4,361,716	4,015,142	92.1%
Research and development – related party	-	91,168	(91,168)	(100.0)%
Research and development	1,585,228	1,550,833	34,395	2.2%
Provision of credit losses	1,765,169	464,988	1,300,181	279.6%
Impairments of right-of-use assets	25,855,427	-	25,855,427	100.0%
Loss from operations	(37,080,575)	(7,609,700)	(29,470,875)	387.3%
Other (expense) income, net	(6,340,774)	2,682,546	(9,023,320)	(336.4)%
Provision for income tax	-	-	-	-%
Net loss	$(43,421,349)	$(4,927,154)	$(38,494,195)	781.3%
Foreign currency translation adjustment	(12,109)	(412)	(11,697)	2,839.1%
Comprehensive loss	(43,433,458)	(4,927,566)	(38,505,892)	781.4%

Revenues

Our revenue is primarily derived from sales of electronic products. The total revenues decreased by approximately $6.4 million, or 12.3%, to approximately $45.6 million for the nine months ended March 31, 2026 as compared to $52.0 million for the nine months ended March 31, 2025. The decrease of the total revenue was mainly attributable to the decrease in mobile phone products revenues, which accounted for 90% of our sales.

Our revenues from our revenue categories are summarized as follows:

	For the Nine Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Tablet products	$412,491	$392,660
Mobile phone products	40,875,567	46,571,691
Wearable products and others	2,999,116	3,358,138
Subtotal product revenues	44,287,174	50,322,489
App service commission revenue	1,314,402	1,606,804
Other services	4,558	55,068
Subtotal service revenues	1,318,960	1,661,872
Total revenues, net	$45,606,134	$51,984,361

Tablet product sales were insignificant in our operations for the nine months ended March 31, 2026. Revenue from the sales of tablets increased by approximately $19,000, or 5.1%, to approximately $412,000 for the nine months ended March 31, 2026 from $393,000 for the same period in 2025. Revenue from sales of phones decreased by approximately $5.7 million, or 12.2%, to approximately $40.9 million for the nine months ended March 31, 2026 from $46.6 million for the same period in 2025 as the consumers’ spending power was weakened and the mobile phone replacement rate was lowered. Previously, consumers tended to replace their phones every more often between 1 to 2 years, whereas now many keep the same device for over 2 years. This decrease was also attributed to lower order volumes, resulting from our intention of increasing selling prices in response to higher costs driven by rising chip prices. Revenue from sales of wearable products and others decreased by approximately $0.4 million, or 10.7%, to approximately $3.0 million for the nine months ended March 31, 2026 from $3.4 million for the nine months ended March 31, 2025, as the consumers’ spending power was weakened and the demands of the wearable products were lowered during the nine months ended March 31, 2026 period. Revenue from App service commission decreased by approximately $0.3 million, or 18.2%, to approximately $1.3 million for the nine months ended March 31, 2026 from $1.6 million for the nine months ended March 31, 2025, as the sales of phones decreased the consumers’ spending power was weakened. Revenue from other services was income generated by our other logistic and warehouse management and MVNO services and it was insignificant in our operations for the nine months ended March 31, 2026.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold decreased by approximately $6.6 million, or 13.6%, to approximately $42.1 million for the nine months ended March 31, 2026 as compared to $48.7 million for the nine months ended March 31, 2025. The decrease in cost of goods sold is a direct result of a decrease in our revenue, consistent with the decrease in mobile phone production costs, which accounted for 91% of our cost of goods sold.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Nine Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Tablet products	$445,400	$312,704
Mobile phone products	38,387,419	45,450,285
Wearable products and others	3,262,005	2,948,619
Other services cost	540	20,598
Total cost of goods sold	$42,095,364	$48,732,206

Our cost of goods sold for tablets increased by approximately $0.1 million, or 42.4%, to approximately $0.4 million for the nine months ended March 31, 2026 from approximately $0.3 million for the same period in 2025. Cost of goods sold for mobile phone products decreased by approximately $7.1 million, or 15.5%, to approximately $38.4 million for the nine months ended March 31, 2026 from approximately $45.5 million for the same period in 2025, which is consistent with the direct result of an decrease in our revenue. The decrease is also attributable to the decrease in unit cost as we negotiated with our vendor to cover shipping and tariff costs beginning in July 2025 offset by the increase of inventory impairment related to slow-moving inventory of approximately $3.7 million. Cost of goods sold for wearable products and others increased by approximately $0.4 million, or 10.6%, to approximately $3.3 million for the nine months ended March 31, 2026 from $2.9 million for the same period in 2025, which is primarily due to inventory impairment related to slow-moving inventory of approximately $0.8 million. Cost of other services was insignificant in our operations for the nine months ended March 31, 2026 and 2025.

Gross Profit

Our gross profit increased by approximately $0.2 million, or 8.0%, to approximately $3.5 million for the nine months ended March 31, 2026, from $3.3 for the nine months ended March 31, 2025.

Our gross profit from their major revenue categories is summarized as follows:

	For the Nine Months Ended March 31,
	2026	2025	Change	Change (%)
	(Unaudited)	(Unaudited)
Tablet products
Gross (loss) profit	$(32,909)	$79,956	$(112,865)	(141.2)%
Gross (loss) profit percentage	(8.0)%	20.4%	(28.3)%

Mobile phone products
Gross profit	$2,488,148	$1,121,406	$1,366,742	121.9%
Gross profit percentage	6.1%	2.4%	3.7%

Wearable products and others
Gross (loss) profit	$(262,889)	$409,519	$(672,408)	(164.2)%
Gross(loss) profit percentage	(8.8)%	12.2%	(21.0)%

App service commission revenue
Gross profit	$1,314,402	$1,606,804	$(292,402)	(18.2)%
Gross profit percentage	100.0%	100.0%	0.0%

Other services
Gross profit	$4,018	$34,470	$(30,452)	(88.3)%
Gross profit percentage	88.2%	62.6%	25.6%

Total
Gross profit	$3,510,770	$3,252,155	$258,615	8.0%
Gross profit percentage	7.7%	6.3%	1.4%

For the nine months ended March 31, 2026 and 2025, our overall gross profit percentage was 7.7% and 6.3%, respectively. The increase in gross profit percentage of 1.4% was primarily due to the increase in gross profit percentage for mobile phone products, which accounted for 71% of our gross profit.

Gross (loss) profit percentage of tablets decreased from 20.4% for the nine months ended March 31, 2025 to (8.0) % for the same period in 2026. This was primarily due to the inventory impairment related to slow-moving inventory of approximately $0.1 million.

Gross profit percentage for mobile phones increased from 2.4% for the nine months ended March 31, 2025 to 6.1% for the same period in 2026. This was primarily due to the increasing sales of new phone models with higher gross profit margins and the reduction of shipping and tariff costs as we negotiated with our vendor to cover such costs. The increase was offset by the inventory impairment related to slow-moving inventory of approximately $3.7 million.

Gross (loss) profit percentage for wearable products and others decreased from 12.2% for the nine months ended March 31, 2025 to (8.8) % for the same period in 2026. This was primarily due to the increasing sales of products with lower gross profit margins and the inventory impairment related to slow-moving inventory of approximately $0.8 million.

For the nine months ended March 31, 2026 and 2025, our gross profit percentage of App service commission was 100.0%. This high margin was primarily attributable to the nature of App service commission revenue, which was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions, activation of Apps, and installation of additional Apps occur at a point in time when the end users of the mobile devices interact with those Apps. We earned the App revenue share (service commission) from our partners without incurring any direct cost, as the pre-installation expenses were included in the research and development expenses prior to installation, and any labor costs with minimal time spent were immaterial to be allocated to cost of revenue.

Gross profit percentage for other services increased from 62.6% for the nine months ended March 31, 2025 to 88.2% for the same period in 2026. Gross profit percentage for other services was insignificant in our operations for the nine months ended March 31, 2026 and 2025.

Operating Expenses

Total operating expenses increased by approximately $2.6 million, or 24.3%, to approximately $13.5 million for the nine months ended March 31, 2026, from approximately $10.9 million for the nine months ended March 31, 2025.

Our operating expenses are summarized as follows:

	For the Nine Months ended March 31,
	2026	2025	Change ($)	Change (%)
	(Unaudited)	(Unaudited)
Operating expenses
Selling expenses	$3,008,663	$4,393,150	$(1,384,487)	(31.5)%
General and administrative expense	8,376,858	4,361,716	4,015,142	92.1%
Research and development – related party	-	91,168	(91,168)	(100.0)%
Research and development	1,585,228	1,550,833	34,395	2.2%
Provision of credit losses	1,765,169	464,988	1,300,181	279.6%
Impairments of right-of-use assets	25,855,427	-	25,855,427	100.0%
Total operating expense	$40,591,345	$10,861,855	$29,729,490	273.7%

The increase in operating expenses was mainly attributed to the following:

Selling Expenses

Selling expenses decreased approximately $1.4 million, or 31.5%, to approximately $3.0 million for the nine months ended March 31, 2026, from approximately $4.4 million for the nine months ended March 31, 2025. The decreased selling expenses was mainly attributable to approximately $1.1 million decrease in commission, payroll and payroll related expenses and approximately $0.7 million decrease in consulting fees during the six months ended December 31, 2025, as we reduced salespersons and consultants to reduce expenses and streamline sales department. The decrease was offset by approximately $0.1 million increase in stock-based compensation as we granted restricted stock units in November 2024 to our sales team members under employee incentive plan, and approximately $0.3 million increased in advertising and marketing expenses primarily due to the increased marketing investment in e-commerce channels.

General and Administrative Expenses

General and administrative expenses increased approximately $4.0 million, or 92.1%, to approximately $8.4 million for the nine months ended March 31, 2026 from approximately $4.4 million for the nine months ended March 31, 2025. The increased general and administrative expense were mainly attributable to the approximately $0.6 million increase in professional expense as we became a public company and incurred additional capital market and legal consulting fees, approximately $0.6 million increase in salary and wages as a result of allocating certain personnel compensation from selling expenses to general and administrative expenses, reflecting a change in the personnel’s primary responsibilities, approximately $2.7 million increase in rent due to the new warehouse leases that commenced in July 2025 and January 2026, and approximately $0.2 million increase in stock-based compensation expenses as we granted restricted stock units in November 2024 to our general and administrative team members under employee incentive plan.

Research and Development — related party

Research and development (“R&D”) expenses from a related party decreased by approximately $91,000, or 100.0%, where the decrease was primarily due to an R&D project which commenced in 2024 and was completed in June 2025. During the nine months ended March 31, 2025, a related party completed additional 40% of the remaining 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $91,000 accordingly based on the progression of the R&D project. We did not have this expense for the same period in 2026.

Research and Development

R&D expenses were $1.6 million for the nine months ended March 31, 2026, remaining consistent with the same period in 2025.

Provision of credit losses

Provision of credit losses increased by approximately $1.3 million, or 279.6%, from $0.5 million for the nine months ended March 31, 2025 to approxmiamtley $1.8 million for the same period in 2026. The increase was primarily due to continued aging of receivables, as well as our assessment of historical collection experience and probability of recovery from customers and customer groups.

Impairments of right-of-use assets

Impairments of right-of-use assets increased by approximately $25.9 million, or 100.0%, from $0 for the nine months ended March 31, 2025 to approximately $25.2 million for the same period in 2026. The increase was primarily attributable to impairment charges recognized following the change in our business strategy because we began engaging in dropship arrangement in our wholesale business and we are no longer required to use our warehouse space. As a result, our management decided to sublease our warehouse with lesser value as compared to our current lease payments, which indicated that the carrying amount of the right-of-use assets was not recoverable and exceeded their estimated fair value by approximately $25.9 million.

Other (expense) income, net

Our other expense, net is summarized as follows:

	For the Nine Months ended March 31,
	2026	2025	Change	Change (%)
	(Unaudited)	(Unaudited)
Other (expense) income
Interest expense	$(6,319,324)	$(3,005,186)	$(3,314,138)	110.3%
Other expense, net	(21,450)	(257)	(21,193)	8,246.3%
Change in fair value of earnout liabilities	-	5,687,989	(5,687,989)	(100.0)%
Total other (expense) income, net	$(6,340,774)	$2,682,546	$(9,023,320)	(336.4)%

Total other (expense) income, net decreased by approximately $9.0 million, or 336.4%, to approximately $6.3 million of other expense, net for the nine months ended March 31, 2026, from approximately $2.7 million of other income, net for the nine months ended March 31, 2025. The decrease was primarily due to the increase of approximately $3.3 million interest expenses incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable – supplier financing and the decrease of approximately $5.7 million of change in fair value of earnout liabilities as we no longer had earnout liabilities after June 30, 2025.

Provision for income taxes

There was no provision for income taxes for each of the nine months ended March 31, 2026 and 2025 as we had made full allowance of our deferred tax assets on net operating losses.

Net Loss

Net loss increased by approximately $38.5 million, or 781.3%, to approximately $43.4 million for the nine months ended March 31, 2026, from approximately $4.9 million for the nine months ended March 31, 2025. Such change was mainly due to the reasons discussed above.

Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment of approximately $12,000 are mainly due to the fluctuation of foreign exchange rates between SGD (the functional currency of one of our subsidiaries) and the USD dollar (reporting currency) for the nine months ended March 31, 2026.

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

As of March 31, 2026, we had cash and cash equivalents of approximately $3.2 million, while we had working capital deficit of approximately $24.9 million and accumulated deficit of approximately $63.5 million. During the nine months ended March 31, 2026, we had net loss of approximately $43.4 million.

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

The following summarizes the key components of cash flows for the nine months ended March 31, 2026 and 2025.

	For the Nine Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$1,336,941	$(4,653,662)
Net cash provided by (used in) investing activities	8,826	(40,236)
Net cash (used in) provided by financing activities	(17,988)	7,894,208
Effect of exchange rate changes	(12,758)	2,297
Net change in cash and cash equivalents	$1,315,021	$3,202,607

Operating activities

Net cash provided by operating activities was approximately $1.3 million for the nine months ended March 31, 2026 and was primarily attributable to (i)  non-cash expenses of approximately $34.9 million, which includes depreciation, amortization of operating right-of-use assets, stock-based compensation, impairment of inventories, impairments of right-of-use assets, and provision of credit losses, net, (ii) approximately $6.1 million increase in accounts payable – supplier financing due to increased purchases for dropship orders, (iii) approximately $1.4 million decrease in accounts receivable aligned with the decrease of sales and ongoing collection of outstanding receivables, (iv) approximately $1.9 million increase in other payables and accrued liabilities as we committed to repaying supply chain finance interests and the recognition of obligations to pay R&D expenses under milestone-based installments pursuant to the R&D agreement entered into in January 2026, (v) approximately $1.1 million decrease in inventories as we engaged in dropship arrangement beginning in July 2025 where products were shipped directly to our customers rather than stored in our warehouse as inventory, (vi) approximately $0.4 million decrease in contract assets primarily due to the progression of historical purchase orders into production and the sale of inventory, (vii) approximately $0.6 million decrease in prepaid expenses and other current assets due to the collection of prepayment refund from canceled purchase orders and the utilization of prepaid rent following the commencement of warehouse leases in July 2025 and January 2026, and (viii)  approximately $0.1 million increase in contract liabilities. The cash outflow was offset by (ix) approximately $43.4 million net loss, (x) approximately $1.5 million payment in operating lease liabilities as we commenced our warehouse leases in July 2025 and January 2026, and (xi) approximately $0.3 million decrease in other payable – related parties primarily due to the repayment of unconverted working capital loan balance.

Net cash used in operating activities was approximately $4.7 million for the nine months ended March 31, 2025 and was primarily attributable to (i) approximately $4.9 million net loss, (ii) approximately $14.9 million increased in inventories because we stored more inventories to meet the demand of our anticipated sales orders, (iii) approximately $7.4 million increased in accounts receivable due to the increase of credit sales during the period, (iv) non-cash expenses of approximately $5.7 million, which primarily attributed to the change in fair value of earnouts, (v) approximately $1.0 million increased in prepaid expenses and other current assets due to our prepaid rent payment in connection with our warehouse lease to be commenced in February 2025, (vi) approximately $1.1 million increased in security deposit because we rented more office and warehouse space, (vii) approximately $0.3 million decreased in tax payable of ACAC due to the payment of tax at business combination, and (viii) approximately $0.4 million decrease in contract liabilities due to purchase of more inventories with vendors to meet customer demand. The cash outflow was offset by (ix) approximately $28.0 million increased in accounts payable – supplier financing due to purchase of more inventories with vendors to meet customer demand, (x) approximately $2.0 million increased in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees, (xi) approximately $0.5 million increase in stock compensation due to restricted stock units granted to our employees, consultants and independent director under employee incentive plan, and (xii) approximately $0.5 million provision for credit losses due to the increasing risk of uncollectable accounts from one customer.

Investing activities

Net cash provided by investing activities was approximately $9,000 for the nine months ended March 31, 2026, attributable to the proceeds from sale of equipment.

Net cash used in investing activities was approximately $40,000 for the nine months ended March 31, 2025, attributable to approximately $68,000 purchase of some equipment for warehouse and an automobile for our business uses and offset by approximately $28,000 proceeds from sale of the automobile.

Financing activities

Net cash used in financing activities was approximately $18,000 for the nine months ended March 31, 2026, mainly attributable to the principal payments of long-term loan.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

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

Allowance for Credit Losses

In establishing the required allowance for credit loss accounts, we consider historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customers. Management reviews its receivables on a regular basis to determine if the allowance for credit loss accounts is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit loss accounts after management has determined that the likelihood of collection is not probable. The allowance for credit losses is based on a review of specifically identified customer accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivable, which is generally ninety days or less. With our accounts receivable balances, management would estimate its expected credit losses using an aging method with a baseline reserve percentage with the additional consideration of current industry and economic trend. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. As of March 31, 2026 and June 30, 2025, $1,848,648 and $595,907, respectively, of allowance for credit losses of accounts receivable was recorded, and the Company had net accounts receivable of $4,112,151 and $6,786,792, respectively.

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

Inventory Impairment

Inventory impairment is recognized to state our inventories at the lower cost or net realizable value. At least a quarterly basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value. Net realizable value is determined based on management’s estimates of selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. These estimates require significant judgement and are based upon past sales experience, forecasts for future demand, market conditions, and other relevant factors. During the three months ended March 31, 2026 and 2025, inventory write-downs of $3,092,282 and $0, respectively, were recorded based on management’s estimates. During the nine months ended March 31, 2026 and 2025, inventory write-down s of $4,663,144 and $0, respectively, were recorded based on management’s estimates.

When inventories are written down to net realizable value, they are not marked up subsequently based on changes in underlying facts and circumstances.

Impairment of long-lived assets

The impairment of long-lived assets is reviewed on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. During the period, management identified certain impairment indicators for right-of-use assets, including a current period loss, a history of losses, and management’s decision to sublease our warehouse. These factors required management to assess whether the carrying value of the asset group was recoverable. Recoverability is assessed by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. The right-of-use assets were determined to be impaired and the impairment recognized was the excess of the carrying amount over the fair value of the assets. Fair value was determined by the discounted cash flow method. The approach for determining and measuring impairment in long-lived asset groups is to exclude operating lease liabilities from the asset group. The discount rate used in the estimate of discounted cash flows is 8.70%, consistent with our incremental borrowing rate as of January 1, 2026, because from market participant and sublease standpoint as the interest rate in the market, our credit environment and market spreads have held steady with no change since January 1, 2026. These estimates are subject to significant uncertainty, particularly with respect to assumptions used in forecasting future cash flows. Changes in these assumptions could materially affect the estimated fair value and the amount of impairment recognized. For example, a decrease in projected sublease income or occupancy rates could result in additional impairment charges. Management believes the assumptions and methodology used are reasonable and consistent; however, these estimates may change in the near term as market conditions, sublease arrangements, and the Company’s business strategy evolve. During the three months ended March 31, 2026 and 2025, the Company recognized approximately $25.9 million and $0 impairment of long-lived assets, respectively. During the nine months ended March 31, 2026 and 2025, the Company recognized approximately $25.9 million and $0 impairment of long-lived assets, respectively.

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

None.

Item 1a. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Incorporation of the Registrant.	S-4/A	333-280613	3.3	July 19, 2024
3.2	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42285	3.2	October 2, 2024
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated December 29, 2025.	8-K	001-42285	3.1	December 29, 2025
3.4	Bylaws of the Registrant.	8-K	001-42285	3.3	October 2, 2024
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foxx Development Holdings Inc.

Date: May 20, 2026	By:	/s/ Greg Foley
Greg Foley
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ “Joy” Yi Hua
“Joy” Yi Hua
Chairwoman and Chief Financial Officer
(Principal Financial Officer)

