Form 10-K
period 2026-06-30
Foxx Development Holdings Inc.
filed 2026-09-28
CIK 2013807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of December 31, 2025, was $12.59 million.

The number of shares of the common stock of the registrant issued and outstanding as of September 25, 2026 was 7,074,907 shares of common stock.

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

iii

PART I

ITEM 1. BUSINESS

Overview

Founded in Texas in 2017, we are a technology innovation firm specializing in the communications sector. Since our establishment in 2017, we have expanded our presence to include various locations throughout the United States, such as San Francisco, CA, Irvine, CA, San Diego, CA, Dallas, TX, Atlanta, GA, Miami, FL, Seattle, WA, and New York, NY, as well as an R&D center in Singapore. This expansion enables us to provide sales, retail, distribution, and after-sales support services while simultaneously driving innovation through active research and development efforts aimed at pioneering new customization standards and services.

Our business model involves providing comprehensive hardware and software specifications to original design manufacturers. Once the products are developed, we engage with third-party agencies to secure necessary testing and certifications, including Equipment Authorizations from the FCC and certifications from the Global Mobile Suppliers Association. We currently offer a range of Foxx-branded products, including tablets, smartphones, wearables, and expect to launch other high-quality communication terminals. Our products are generally priced competitively after considering various factors such as product costs, research and development investments, regulatory compliance, testing expenses, and shipping costs. Our customers are primarily distributors who sell Foxx-branded products in the U.S. public channels and to major carriers in the United States such as T-Mobile, AT&T, and Verizon. We also began E-Commerce operations in March 2024 and our E-Commerce customers include customers from our Amazon and TikTok Shops. We also provide an App Service by installing applications from App developer partners onto its mobile devices and facilitating the distribution of these devices to end users.

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

Current Products

Our current revenue stream is primarily derived from the sales of tablets and smartphones. For the fiscal year ended June 30, 2026, our sales reached approximately 15,174 tablets, approximately 1,633,807 smartphones, approximately 36,310 wearables, and approximately 18,206 other IoT products sold, generating a revenue of approximately $52.6 million. For the fiscal year ended June 30, 2025, we achieved sales of approximately 8,544 tablets and 2,126,383 smartphones sold, generating approximately $60.4 million in revenue.

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

In 2025, we launched C10 Pro tablet, which is equipped with the following key features:

●	10.1-Inch HD Display: Offers vibrant visuals and ample screen real estate for immersive viewing of movies, and videos.

●	MT6765 2.2GHz Processor: Delivers smooth performance, allowing users to seamlessly navigate through apps, games, and multitasking activities.

●	4GB of RAM and 64GB of storage and 8MP + 8MP Camera Setup: Allows users to capture and store multimedia content without worrying about running out of space.

●	Mobile Network Enabled: Phone + Tablet in One: Supports SIM card use and mobile network, allowing users make calls, send texts, and use data like a phone, while enjoying the 2-in-1 convenience of a tablet.

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

In 2019, we launched our MIRO product line to cater to users seeking an affordable smartphone with quality performance, which became available at Metro® by T-Mobile stores beginning May 20, 2019. Since our launch of the MIRO phones, we have introduced multiple product generations to the market to offer a range of options that can meet evolving consumer needs. With each new generation, we aim to raise the bar in delivering quality performance at an accessible price point, empowering users to stay connected, productive, and engaged. Our MIRO phone launched in the second quarter of 2025, C69M Pro, is equipped with the following key features:

●	Immersive 6.9” 120Hz Display: Enjoy a vivid viewing experience with our immersive 6.9” HD+ screen, great for multimedia consumption and responsive gaming.

●	Large Lasting Battery: Stay connected longer with a high-capacity 5060mAh battery.

●	High-Quality Cameras: Capture life’s moments in stunning detail and produce vibrant photos even in low light with the 50MP main rear camera and take brilliant selfies with the 16MP front camera.

●	Superior 8-Core Performance: Powered by the MTK Helio G81 Octa-Core processor (up to 2.0GHz), C69M Pro delivers reliable speed for multitasking.

●	Quality Performance: Experience seamless app performance and multitasking capabilities with 8GB of RAM. Store photos and music effortlessly with 256GB of built-in memory.

Our newest-generation MIRO phone, S69 Pro, was launched in March 2026 with the following specifications:

In Q2 2025, we launched our FOXX-branded product line, which is designed for consumers seeking smartphones with higher-end performance specifications at mid-range price points.

FOXX G1
120Hz
Refresh Rate
18+256GB
Storage
Unlocked
Dual Sim Card

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

In February 2024, we partnered with a branded device Original Equipment Manufacturer (“OEM”) and started developing a 4G LTE kids smartwatch for major US Mobile Network Operator (“MNO”) and MVNO carriers. Our first-generation wearable devices, MIRO-W1,were launched in the first calendar quarter of 2025 through our E-Commerce channels. Our second-generation smartwatches for kids, MIRO-W4, were launched in July 2026.

A Watch That Matches Their Style

Switch colors and make every day a new style with the MIRO-W1's customizable design

12:08
06/06 MON
12
00
100%
THURSDAY
07·01

We also launched other wearable devices such as AI smart glasses in Q3 2025. iVision6, our first-generation AI smart glasses allow users to conduct seamless cross-language conversation, enabled by Microsoft’s trusted translation technology. With an 8MP Sony lens, users enjoy shooting 3200W-pixel photos and smooth 1080P/30fps videos. With 32GB built-in storage, users can save thousands of photos, videos, or translated recordings without running out of space. Users can also access ChatGPT directly through iVision6 for natural, on-the-go AI interactions with voice-activated convenience. We launched the second-generation AI smart glasses, iVision6 Pro, in May 2026.

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

In the second half of 2025, we developed MIRO VI03 4G LTE Dual Dash Cam and launched this product in August 2026. With dual recording capabilities— 4K UHD front camera and 1080P in-cabin—this dash camera clearly captures every crucial moment inside and outside the vehicle. Combined with WDR and a large F1.8 aperture, the image quality remains sharp even in low-light conditions. A built-in 4G LTE module allows users to remotely view and play back videos and locate their vehicle anytime, anywhere via a mobile app. Equipped with electronic fences, collision and motion detection, it provides instant push notifications for abnormal situations.

Target End-Users

Our current product lines are tailored to cater to the following types of end-users:

Budget Conscious/Practical Shopper: These individuals are meticulous researchers who make informed decisions. They seek practical tablets and smartphones to seamlessly navigate their daily digital activities, including browsing, attending online lectures, messaging, social media interactions, calls, web browsing, GPS navigation, and photography. They look for IoT products that solve a specific everyday problem at a justifiable price, favoring durability, easy setup, and cross-device compatibility over premium branding or feature depth they will not use.

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

Geographical Location and Market Presence

We have established a comprehensive network anchored by our key operational facilities across various strategic locations. We are headquartered in Irvine, CA, where we have established a center that integrates sales, retail and distribution, and after-sale support services, and research and development of customization capabilities. The Irvine office serves as the epicenter for our research and development and sales and marketing activities, highlighting our commitment to innovation and market expansion. The San Diego, CA, and Atlanta, GA offices play instrumental roles in executing our sales and marketing initiatives and providing essential operational support. In addition, beginning in September 2026, our Singapore office serves as the epicenter for both our supply chain management and our research and development efforts in Southeast Asia. This strategic distribution of roles and responsibilities across our office locations allows operational efficiency and market responsiveness.

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

Research and Development

For the year ended June 30, 2026, our research and development expenses amounted to approximately $2.9 million, a significant portion directed towards the development of new products.

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

Employees

As of the date of this report, we had 23 full-time employees. We believe that we maintain a good working relationship with our employees, and we have not experienced any material labor disputes.

Department	Number of Employees
Customer Service	1
Sales and Marketing	5
Product Research and Testing	6
Information Technology	1
Human Resources and Administration	3
Finance	4
Operations	3
Total	23

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

FCC RF Exposure and Specific Absorption Rate (SAR)

Handheld and body-worn mobile devices (e.g., smartphones and tablets) must satisfy FCC human exposure limits for RF radiation, quantified via Specific Absorption Rate ("SAR") testing under 47 C.F.R. §§ 2.1091 and 2.1093.

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

FCC Labeling and Technical Disclosures

The FCC mandates indelible physical or approved electronic labeling ("e-labeling") reflecting our registered FCC Identification Numbers ("FCC IDs"), alongside mandatory Part 15 advisory disclosures within product packaging and user manuals.

Executive Order 13873 & Department of Commerce ICTS Rules

Executive Order 13873 ("Securing the Information and Communications Technology and Services Supply Chain") and implementing regulations promulgated by the U.S. Department of Commerce (15 C.F.R. Part 791) empower the Secretary of Commerce to review, prohibit, or impose mitigation measures upon any acquisition, importation, transfer, or use of Information and Communications Technology and Services ("ICTS") that involves hardware, software, or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of a designated "foreign adversary" (currently including the People’s Republic of China, Russia, Iran, North Korea, Cuba, and the Maduro regime in Venezuela).

To mitigate ICTS scrutiny, avoid regulatory enforcement, and ensure product viability, our connected device cloud architecture requires localization and processing of telemetry, spatial coordinates, and video metadata within secure U.S.-based data centers (e.g., AWS or Microsoft Azure U.S. regions), supplemented by cryptographic controls compliant with Federal Information Processing Standards ("FIPS").

Data Privacy, Cybersecurity, and Spatial/Biometric Information

Our connected devices and companion mobile applications collect, transmit, store, and process user data, geographic telemetry, video recordings, and, where applicable, biometric data points. We are subject to a complex patchwork of state, federal, and international privacy and cybersecurity mandates:

State Comprehensive Privacy Legislation: Under statutes such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, "CCPA/CPRA," Cal. Civ. Code § 1798.100 et seq.), precise geolocation data generated by our dashcams and mobile devices constitutes "Sensitive Personal Information." We are subject to strict obligations regarding notice, collection limitations, consumer opt-in/opt-out mechanisms, and data subject access requests ("DSARs"), including the absolute right of consumers to delete their stored telemetry and video recordings. Analogous comprehensive privacy statutes have been enacted across numerous other states (including Virginia, Colorado, Connecticut, Utah, and Texas).

Biometric Information Privacy: Smart surveillance hardware incorporating automated facial detection, human body tracking, or license plate recognition triggers strict biometric privacy regulations, notably the Illinois Biometric Information Privacy Act ("BIPA," 740 ILCS 14/). BIPA imposes statutory liquidated damages for collecting biometric identifiers without advance written notice, signed user consent, and a publicly available retention and destruction policy.

Federal Trade Commission Act (FTC Act): Under Section 5 of the FTC Act (15 U.S.C. § 45), the Federal Trade Commission investigates and penalizes unfair or deceptive acts or practices, targeting companies that fail to implement reasonable and appropriate cybersecurity safeguards for connected devices or misrepresent data privacy practices in product marketing.

Internet of Things ("IoT") Device Security: State statutes such as California Senate Bill 327 (Cal. Civ. Code § 1798.91.04) mandate that all connected devices sold in the state be equipped with "reasonable security features" appropriate to the nature of the device, prohibiting generic pre-programmed factory passwords and requiring unique device credentials or mandatory password reset mechanisms upon initial setup. We evaluate our embedded security against guidelines issued by the National Institute of Standards and Technology ("NIST"), including NIST IR 8259 (Foundational Cybersecurity Activities for IoT Device Manufacturers).

International Trade, Customs, and Supply Chain Sourcing

A substantial portion of our product components, printed circuit board assemblies ("PCBAs"), and finished products are sourced from overseas contract manufacturers and component vendors:

Tariffs and Import Duties: Our imported electronic assemblies and finished consumer goods are subject to U.S. Customs and Border Protection ("CBP") enforcement, including tariffs imposed under Section 301 of the Trade Act of 1974.

Forced Labor Restrictions: Under the Uyghur Forced Labor Prevention Act ("UFLPA," Public Law 117-78), CBP applies a rebuttable presumption that all goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of China, or produced by entities on the UFLPA Entity List, are prohibited from entry into the United States. We conduct supply chain traceability audits and require Tier-1 suppliers to certify compliance with UFLPA requirements to avoid customs detention, seizures, or supply chain impoundment.

Consumer Product Safety and Commercial Hardware Standards

Our consumer hardware products are governed by federal safety oversight and commercial safety standards:

Consumer Product Safety Commission (CPSC): Under the Consumer Product Safety Act ("CPSA," 15 U.S.C. § 2051 et seq.) and the Consumer Product Safety Improvement Act ("CPSIA"), we are subject to federal product safety regulations, chemical restriction standards (e.g., lead and phthalates in children’s accessible accessories), and mandatory reporting obligations. Section 15(b) of the CPSA mandates that manufacturers, distributors, and retailers immediately inform the CPSC upon learning that a product fails to comply with an applicable consumer product safety rule, contains a defect that could create a substantial product hazard, or creates an unreasonable risk of serious injury or death.

Battery Safety and Transportation: Our portable products incorporate high-energy-density rechargeable lithium-ion cells. We are required to satisfy international transport safety testing criteria, including the UN Manual of Tests and Criteria (UN 38.3), and Department of Transportation ("DOT") Hazardous Materials Regulations for shipping lithium cells.

Commercial Certification Standards: While third-party safety testing under standards such as UL 62368-1 (audio/video, information, and communication technology equipment) and UL 2054 (household and commercial batteries) is voluntary at the federal level, these certifications are practically mandatory for commercial distribution, channel financing, product liability insurance underwriting, and qualification for sales through major retail partners and nationwide wireless carrier networks.

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

We require third-party service providers to certify their ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of their security measures that may affect the Company. We also established our centralized server in Irvine, CA for secured data storage and management. As we have been adding IoT devices to our product mix, we plan on engaging consultants and other third parties as needed in connection with our risk assessment policies and processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

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

Our CFO, Joy Hua, and IT Manager, Jun Lu, constitute our cybersecurity incident management team and are primarily responsible to assess and manage our material risks from cybersecurity threats. As part of the executive team reporting to the Board, our Chief Compliance Officer oversees our cybersecurity policies and processes, including those described in “Risk Management” above. The processes by which our Chief Compliance Officer is informed of and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include log review from IT and operations teams or reports received from network systems and applications if any unusual activity occurs, such as email system notification of items opened that could be malicious.

ITEM 2. PROPERTIES

Our corporate headquarters are located in 15375 Barranca Parkway C106, Irvine, CA. Our facilities are leased from independent third parties. The lease terms range from 1 to 7 years, with the option to renew upon expiration. We believe our current facilities are generally sufficient for our present needs.

Location	Square Footage	Purpose (Office or Manufacturing)	Lease Expiration Date	Monthly Payments
Irvine, CA	1,548	Flex Space	08/31/2029	US$	3,653
Irvine, CA	5,402	Flex Space	08/31/2029	US$	13,119
San Diego, CA	2,800	Office	05/31/2031	US$	3,605
Alpharetta, GA	300	Office	10/13/2027	US$	591
San Diego, CA	104,145	Warehouse	12/31/2035	US$	181,644
San Diego, CA	102,099	Warehouse	12/31/2035	US$	186,128
Singapore	N/A*	Office	8/31/2027	SG$	4,300
Bellevue,WA	N/A*	Office	8/31/2027	US$	1,029

*	Shared office

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock and Warrants are traded on Nasdaq under the symbols “FOXX” and “FOXXW,” respectively.

Stockholders

As of September 25, 2026, the numbers of record holders of our Common Stock and Warrants were 14 and 2, respectively, not including beneficial holders whose securities are held in street name.

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

Beginning in 2023, we adjusted our business strategy to avoid reliance on limited suppliers and customers and to diversify suppliers and customers to mitigate the concentration and reliance risk. We have added new product models across each product line to target a broader range of customers. As of the date hereof, we have reached out to a total of twenty-three wholesale customers to expand our operations in the market and expect to secure purchase orders from these new customers. At the same time, to meet the various product demands of current and prospective customers, we have connected with suppliers who can provide manufacturing support when we secure purchase orders from our customers. In addition, we expanded our product range further and launched Internet of Things (IoT) products such as water leak sensors. Because of our strategic shifts to diversify our product offerings, we expanded our sales channels to target end-users who are interested in mobile devices, tablets, wearables, and IoT products. We began launching our products through TikTok Shop in March 2024 and stepped up our sales efforts through our Amazon store and other online platforms. We expect to keep growing our sales through multiple e-commerce channels.

In January 2026, we began engaging in dropship arrangement to reduce additional freight cost and usage of our warehouse spaces. This change of business strategy helped us to reduce our freight costs and promoted better gross margin with our wholesales business.

Sales for the fiscal year ended June 30, 2026 were $52,584,432, a decrease of $13,334,734, or 20.2%, compared to $65,919,166 for the fiscal year ended June 30, 2025. The decrease was primarily attributable to two factors. First, tariffs imposed on imported goods, together with uncertainty as to their scope and duration, caused significant volatility in our landed costs and selling prices during the period; in response, certain customers deferred or reduced purchase commitments pending greater pricing clarity, which lowered order volumes. Second, a sharp increase in memory chip prices raised our product costs, and we increased selling prices in an effort to preserve gross margin. Our two major customers, which accounted for 77.9% of our total sales, did not accept the higher prices to the extent we anticipated, and the resulting reduction in order volumes further reduced sales. These factors were compounded by broader macroeconomic conditions, including sustained inflation that weakened consumer purchasing power and lengthened the mobile phone replacement cycle, which we believe has extended from approximately one to two years to more than two years.

Accounting Treatment

While the legal acquirer in the Business Combination was ACAC, for financial accounting and reporting purposes under U.S. GAAP, Old Foxx was the accounting acquirer, and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by ACAC for the stock of Old Foxx) does not result in a new basis of accounting, and the consolidated financial statements of the combined company represent the continuation of the consolidated financial statements of Old Foxx in many respects. Accordingly, the assets, liabilities and results of operations of Old Foxx became the historical financial statements of the combined company, and ACAC’s assets, liabilities, and results of operations were consolidated with Old Foxx beginning from the Closing on September 26, 2024. Operations prior to the Business Combination are presented as those of Old Foxx. The net assets of ACAC are recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded upon execution of the Business Combination.

Nasdaq Listing Update

On July 22, 2026, we received a deficiency letter from the Nasdaq Listing Qualifications Department of the Nasdaq notifying us that, for a period of 30 consecutive business days, our MVLS closed below the $35,000,000 MVLS threshold required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have until January 19, 2027 to regain compliance with the MVLS Requirement (the “MVLS Compliance Period”). To regain compliance, our MVLS must close at $35 million or more for a minimum of ten consecutive business days during the MVLS Compliance Period. If we do not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a hearings panel. We intend to actively monitor the market value of our listed securities and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. There can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5550(b)(2), or maintain compliance with any other listing requirements.

Key Factors that Affect Operating Results

We believe the key factors affecting our financial condition and results of operations include the following:

Tariff and Customer Demand

Our sales decrease was primarily driven by lower order volumes. During the year ended June 30, 2026, tariffs imposed on imported goods, together with uncertainty regarding their scope and duration, resulted in significant volatility in our landed costs and selling prices. In response, certain customers deferred or reduced purchase commitments pending greater pricing clarity, which negatively affected order volumes and sales.

Product Costs and Pricing

A significant increase in memory chip prices increased our product costs during the year ended June 30, 2026. In response, we increased our selling prices in an effort to preserve gross margins. However, our customers did not accept the higher prices to the extent we anticipated, which contributed to lower order volumes and further reduced sales. Changes in product costs and our ability to adjust selling prices accordingly may continue to affect our gross margins and operating results.

Macroeconomic Conditions and Consumer Demand

Our operating results are also affected by broader macroeconomic conditions, including sustained inflation and its impact on consumer purchasing power. Inflation and reduced consumer purchasing power contributed to a longer mobile phone replacement cycle, which we believe has extended from approximately one to two years to more than two years. A longer replacement cycle may reduce consumer demand for mobile phones and related products and, consequently, adversely affect our sales and operating results.

Retention of Key Management Team Members

One of the key differentiating factors of ours is the rich blended nature of our management team. Our management team comprises executives with extensive sales, marketing, and R&D experience in telecommunication industry and consumer electronics industry. The wide array of industry experience captured by our management team allows us to deliver advanced technology and superior products to our customers. Losing any member of our key executive team could significantly impact on the quality of services and products that we currently offer. Such departures may prompt customers to explore alternative products or IoT cloud platforms offered by different vendors or service providers.

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

In addition, in January 2026, we entered into a research and development agreement with a third-party service provider, pursuant to which the provider will render technical development services for the operating system used in our mobile phone products. Under the agreement, the provider will: (i) develop a customized cross-platform inheritance framework for the operating system to enable compatibility and adaptation across multiple platforms and operating systems; (ii) establish a unified compatibility and integration framework for system modules and applications in order to support overall system stability and interoperability; (iii) optimize core applications for multi-platform adaptation to improve system performance, operating smoothness, and user experience; (iv) develop proprietary applications, including a mobile manager, home screen, and browser, and integrate them into the operating system; (v) integrate and validate advertising and paid-service business modules to confirm their functionality, regulatory compliance, and security; and (vi) perform system and UX/UI design and implementation to improve visual design and user interaction and to maintain a consistent overall style. All intellectual property developed under the agreement will be owned by the Company.

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

Results of Operations

Comparison for the years ended June 30, 2026 and 2025

	For the Years Ended June 30,
	2026	2025	Change ($)	Change (%)

Revenues, net	$52,584,432	$65,919,166	$(13,334,734)	(20.2)%
Cost of goods sold	50,893,464	61,144,561	(10,251,097)	(16.8)%
Gross profit	1,690,968	4,774,605	(3,083,637)	(64.6)%
Operating expenses
Selling expense	3,963,221	5,183,464	(1,220,243)	(23.5)%
General, and administrative expense	11,031,238	6,155,236	4,876,002	79.2%
Research and development – related party	-	136,752	(136,752)	(100.0)%
Research and development	2,926,060	2,083,897	842,163	40.4%
Provision of credit losses	1,811,876	913,190	898,686	98.4%
Impairments of right-of-use assets	25,855,427	-	25,855,427	100.0%
Loss from operations	(43,896,854)	(9,697,934)	(34,198,920)	352.6%
Other (expense) income, net	(8,782,782)	754,541	(9,537,323)	(1,264.0)%
Provision for income tax	10,302	76,743	(66,441)	(86.6)%
Net loss	(52,689,938)	(9,020,136)	(43,669,802)	484.1%
Foreign currency translation adjustment	(11,675)	(5,002)	(6,673)	133.4%
Comprehensive loss	$(52,701,613)	$(9,025,138)	$(43,676,475)	483.9%

Revenues

Our revenue is primarily derived from sales of electronic products. The total revenues decreased by approximately $13.3 million, or 20.2%, to approximately $52.6 million for the year ended June 30, 2026 as compared to $65.9 million for the year ended June 30, 2025. The decrease of the total revenue was mainly attributable to the decreases in revenue across nearly all categories, which collectively accounted for 98% of our sales, with the exception of tablet products. The decrease was more pronounced in the second half of the year ended June 30, 2026, with approximately $9.7 million decrease occurring during the second half. The decline was primarily driven by the declined consumer demand and lower order value due to our intention of increasing selling prices in response to higher costs driven by rising chip prices, tariffs and related pricing uncertainty. The significant decline in sales in the second half of the year ended June 30, 2026 may continue to pressure our sales and gross margins in the near term if these conditions persist. We will continue to monitor customer demand, product costs, tariffs, and pricing conditions and adjust our strategies accordingly.

Our revenues from our revenue categories are summarized as follows:

	For the Years Ended June 30,
			Change	Change
	2026	2025	($)	(%)

Tablet products	$930,845	$509,843	$421,002	82.6%
Mobile phone products	47,016,135	59,696,955	(12,680,820)	(21.2)%
Wearable products and others	3,048,655	3,444,077	(395,422)	(11.5)%
Subtotal product revenues	50,995,635	63,650,875	(12,655,240)	(19.9)%
App service commission revenue	1,578,328	2,166,477	(588,149)	(27.1)%
Other services	10,469	101,814	(91,345)	(89.7)%
Subtotal service revenues	1,588,797	2,268,291	(679,494)	(30.0)%
Total revenues, net	$52,584,432	$65,919,166	$(13,334,734)	(20.2)%

Tablet product sales were insignificant in our operations for the year ended June 30, 2026. Revenue from the sales of tablets increased by approximately $0.4 million, or 82.6%, to approximately $0.9 million for the year ended June 30, 2026 from $0.5 million for the same period in 2025. Revenue from sales of phones decreased by approximately $12.7 million, or 21.2%, to approximately $47.0 million for the year ended June 30, 2026 from $59.7 million for the same period in 2025 as the consumers’ spending power was weakened and the mobile phone replacement rate was lowered. Previously, consumers tended to replace their phones every more often between 1 to 2 years, whereas now many keep the same device for over 2 years. This decrease was also attributed to lower order volumes, resulting from our intention of increasing selling prices in response to higher costs driven by rising chip prices. Revenue from sales of wearable products and others decreased by approximately $0.4 million, or 11.5%, to approximately $3.0 million for the year ended June 30, 2026 from $3.4 million for the year ended June 30, 2025, as the consumers’ spending power was weakened and the demands of the wearable products were lowered during the year ended June 30, 2026. Revenue from App service commission decreased by approximately $0.6 million, or 27.1%, to approximately $1.6 million for the year ended June 30, 2026 from $2.2 million for the year ended June 30, 2025, as the sales of phones decreased and the consumers’ spending power was weakened. Revenue from other services was income generated by our other logistic and warehouse management and MVNO services and it was insignificant in our operations for the year ended June 30, 2026 and 2025.

Cost of Goods Sold

Our cost of goods sold mainly consists of cost of merchandise and freight. Total cost of goods sold decreased by approximately $11.4 million, or 18.7%, to approximately $49.71 million for the year ended June 30, 2026 as compared to $61.1 million for the year ended June 30, 2025. The decrease in cost of goods sold is a direct result of a decrease in our revenue, consistent with the decrease in mobile phone production costs, which accounted for 92% of our cost of goods sold.

Our cost of goods sold from their revenue categories are summarized as follows:

	For the Years Ended June 30,
			Change	Change
	2026	2025	($)	(%)

Tablet products	$759,573	$437,903	$321,670	73.5%
Mobile phone products	46,532,660	57,618,133	(11,085,473)	(19.2)%
Wearable products and others	3,585,378	3,040,588	544,790	17.9%
Other services cost	15,853	47,937	(32,084)	(66.9)%
Total cost of goods sold	$50,893,464	$61,144,561	$(10,251,097)	(16.8)%

Our cost of goods sold for tablets increased by approximately $0.4 million, or 73.5%, to approximately $0.8 million for the year ended June 30, 2026 from approximately $0.4 million for the same period in 2025, consistent with the increase in sales of tablets. Cost of goods sold for mobile phone products decreased by approximately $11.1 million, or 19.2%, to approximately $46.5 million for the year ended June 30, 2026 from approximately $57.6 million for the same period in 2025, which is consistent with the direct result of a decrease in our revenue. The decrease is also attributable to the decrease in unit cost as we negotiated with our vendor to cover shipping and tariff costs beginning in July 2025 offset by the increase of inventory impairment related to slow-moving inventory of approximately $5.8 million. Cost of goods sold for wearable products and others increased by approximately $0.6 million, or 17.9%, to approximately $3.6 million for the year ended June 30, 2026 from $3.0 million for the same period in 2025, which is primarily due to inventory impairment related to slow-moving inventory of approximately $1.0 million. Cost of other services was insignificant in our operations for the years ended June 30, 2026 and 2025.

Gross Profit

Our gross profit decreased by approximately $3.1 million, or 64.6%, to approximately $1.7 million for the year ended June 30, 2026, from $4.8 million for the year ended June 30, 2025.

Our gross profit from their major revenue categories is summarized as follows:

	For the Years Ended June 30,
	2026	2025	Change	Change (%)

Tablet products
Gross (loss) profit	$171,272	$71,940	$99,332	138.1%
Gross (loss) profit percentage	18.4%	14.1%	4.3%

Mobile phone products
Gross profit	$483,475	$2,078,822	$(1,595,347)	(76.7)%
Gross profit percentage	1.0%	3.5%	(2.5)%

Wearable products and others
Gross (loss) profit	$(536,723)	$403,489	$(940,212)	(233.0)%
Gross(loss) profit percentage	(17.6)%	11.7%	(29.3)%

App service commission revenue
Gross profit	$1,578,328	$2,166,477	$(588,149)	(27.1)%
Gross profit percentage	100.0%	100.0%	0.0%

Other services
Gross profit	$(5,384)	$53,877	$(59,261)	(110.0)%
Gross profit percentage	(51.4)%	52.9%	(104.3)%

Total
Gross profit	$1,690,968	$4,774,605	$(3,083,637)	(64.6)%
Gross profit percentage	3.2%	7.2%	(4.0)%

For the years ended June 30, 2026 and 2025, our overall gross profit percentage was 3.2% and 7.2%, respectively. The decrease in gross profit percentage of 4.0% was primarily due to the decrease in gross profit percentage across nearly all categories, which collectively accounted for 90% of our gross profit, with the exception of tablet, attributable to inventory impairment, tariffs and related pricing uncertainty, and product costs. In addition, approximately 96.4% of the Company’s purchases were made from one major supplier, and changes in the supplier’s pricing and supply conditions may significantly affect the Company’s product costs and gross profit margin. The Company sought to increase selling prices to mitigate higher costs, but the customers did not accept the higher prices, limiting the Company’s ability to offset these cost increases.

Gross profit percentage of tablets increased from 14.1% for the year ended June 30, 2025 to 18.4 % for the same period in 2026. This was primarily due to the decrease in sales of those with higher unit selling prices and lower unit purchase prices, and the reduction of shipping and tariff costs as we negotiated with our vendor to cover such costs.

Gross profit percentage for mobile phones decreased from 3.5% for the year ended June 30, 2025 to 1.0% for the same period in 2026. This was primarily due to the inventory impairment related to slow-moving inventory of approximately $5.8 million.

Gross (loss) profit percentage for wearable products and others decreased from 11.7% for the year ended Juen 30, 2025 to (17.6) % for the same period in 2026. This was primarily due to the increasing sales of products with lower gross profit margins and the inventory impairment related to slow-moving inventory of approximately $1.0 million.

For the years ended June 30, 2026 and 2025, our gross profit percentage of App service commission was 100.0%. This high margin was primarily attributable to the nature of App service commission revenue, which was commission based revenue that was earned at a point in time when the revenue is generated from the App, that is when clicks and/or impressions, activation of Apps, and installation of additional Apps occur at a point in time when the end users of the mobile devices interact with those Apps. We earned the App revenue share (service commission) from our partners without incurring any direct cost, as the pre-installation expenses were included in the research and development expenses prior to installation, and any labor costs with minimal time spent were immaterial to be allocated to cost of revenue.

Gross (loss) profit percentage for other services decreased from 52.9% for the year ended June 30, 2025 to (51.4) % for the same period in 2026. Gross profit percentage for other services was insignificant in our operations for the years ended June 30, 2026 and 2025.

Operating Expenses

Total operating expenses increased by approximately $31.1 million, or 215.0%, to approximately $45.6 million for the year ended June 30, 2026, from approximately $14.5 million for the year ended June 30, 2025.

Our operating expenses are summarized as follows:

	For the Years ended June 30,
	2026	2025	Change ($)	Change (%)

Operating expenses
Selling expenses	$3,963,221	$5,183,464	$(1,220,243)	(23.5)%
General and administrative expense	11,031,238	6,155,236	4,876,002	79.2%
Research and development – related party	-	136,752	(136,752)	(100.0)%
Research and development	2,926,060	2,083,897	842,163	40.4%
Provision of credit losses	1,811,876	913,190	898,686	98.4%
Impairments of right-of-use assets	25,855,427	-	25,855,427	100.0%
Total operating expense	$45,587,822	$14,472,539	$31,115,283	215.0%

The increase in operating expenses was mainly attributed to the following:

Selling Expenses

Selling expenses decreased approximately $1.2 million, or 23.5%, to approximately $4.0 million for the year ended June 30, 2026, from approximately $5.2 million for the year ended June 30, 2025. The decreased selling expenses was mainly attributable to approximately $1.1 million decrease in commission, payroll and payroll related expenses and approximately $0.7 million decrease in consulting fees during the year ended June 30, 2026, as we reduced salespersons and consultants to reduce expenses and streamline sales department. The decrease was offset by approximately $0.6 million increased in advertising and marketing expenses primarily due to the increased marketing investment in e-commerce channels.

General and Administrative Expenses

General and administrative expenses increased approximately $4.8 million, or 79.2%, to approximately $11.0 million for the year ended June 30, 2026 from approximately $6.2 million for the year ended June 30, 2025. The increased general and administrative expense were mainly attributable to the approximately $0.4 million increase in professional expense as we became a public company and incurred additional capital market and legal consulting fees, approximately $0.7 million increase in salary and wages as a result of allocating certain personnel compensation from selling expenses to general and administrative expenses, reflecting a change in the personnel’s primary responsibilities, approximately $3.6 million increase in rent due to the new warehouse leases that commenced in July 2025 and January 2026, and approximately $0.2 million increase in stock-based compensation expenses as we granted restricted stock units in November 2024 to our general and administrative team members under employee incentive plan.

Research and Development — related party

Research and development (“R&D”) expenses from a related party decreased by approximately $137,000, or 100.0%, where the decrease was primarily due to an R&D project which commenced in 2024 and was completed in June 2025. During the year ended June 30, 2025, a related party completed the remaining 5G development project pursuant to a R&D agreement between us and the related party, and we recognized a R&D expense approximately of $137,000 accordingly based on the progression of the R&D project. We did not have this expense for the same period in 2026.

Research and Development

R&D expenses increased by approximately $0.8 million, or 40.4%, from $2.1 million for the year ended June 30, 2025 to $2.9 million for the same period in 2026. The increase was primarily due to the R&D agreement entered into in January 2026 with a third party, under which the third party will provide technical development services for our operating system across three phases. During the year ended June 30, 2026, approximately 60% of the project has been completed and the Company recognized approximately $1.9 million of R&D expenses under this agreement, reflecting progress in development phase.

Provision of credit losses

Provision of credit losses increased by approximately $0.9 million, or 98.4%, from $0.9 million for the year ended June 30, 2025 to approximately $1.8 million for the same period in 2026. The increase was primarily due to continued aging of receivables, as well as our assessment of historical collection experience and probability of recovery from customers and customer groups.

Impairments of right-of-use assets

Impairments of right-of-use assets increased by approximately $25.9 million, or 100.0%, from $0 for the year ended June 30, 2025 to approximately $25.9 million for the same period in 2026. The increase was primarily attributable to impairment charges recognized following the change in our logistics management practice - the increase in dropship arrangements reduces the needs for warehousing space. As a result, our management decided to sublease our warehouse with lesser value as compared to our current lease payments, which indicated that the carrying amount of the right-of-use assets was not recoverable and exceeded their estimated fair value by approximately $25.9 million.

Other (expense) income, net

Our other expense, net is summarized as follows:

	For the Years ended June 30,
	2026	2025	Change	Change (%)

Other (expense) income
Interest expense	$(8,758,798)	$(4,959,055)	$(3,799,743)	76.6%
Other (expense) income, net	(23,984)	25,589	(49,573)	(193.7)%
Change in fair value of earnout liabilities	-	5,688,007	(5,688,007)	(100.0)%
Total other (expense) income, net	$(8,782,782)	$754,541	$(9,537,323)	(1,264.0)%

Total other (expense) income, net decreased by approximately $9.6 million, or 1,264.0%, to approximately $8.8 million of other expense, net for the year ended June 30, 2026, from approximately $0.8 million of other income, net for the year ended June 30, 2025. The decrease was primarily due to the increase of approximately $3.8 million interest expenses incurred related to the financing offered by our vendors based upon the timing of our payment to their accounts payable and the decrease of approximately $5.7 million of change in fair value of earnout liabilities as we no longer had earnout liabilities after June 30, 2025.

Provision for income taxes

The provision for income taxes was approximately $10,000 and $77,000 for the years ended June 30, 2026 and 2025, respectively, representing a decreased of approximately $66,000 or 86.6%. The decrease was primarily attributed to the increase in net loss during the year ended June 30, 2026 and the absence of non-taxable gain of change in fair value of earnout liabilities of approximately 5.7 million recognized during the year ended June 30, 2025.

Net Loss

Net loss increased by approximately $43.7 million, or 483.9%, to approximately $52.7 million for year ended June 30, 2026, from approximately $9.0 million for the year ended June 30, 2025. Such change was mainly due to the reasons discussed above.

 Foreign Currency Translation Adjustment

Changes in foreign currency translation adjustment of approximately $7,000 are mainly due to the fluctuation of foreign exchange rates between SGD and MXN (the functional currencies of two of our subsidiaries) and the USD dollar (reporting currency) for the year ended June 30, 2026.

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

As of June 30, 2026, we had cash and restricted cash of approximately $1.5 million, while we had working capital deficit of approximately $34.1 million and accumulated deficit of approximately $72.7 million. During the year ended June 30, 2026, we had net loss of approximately $52.7 million and net operating cash outflow of approximately $0.4 million.

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

The following summarizes the key components of cash flows for the years ended June 30, 2026 and 2025.

	For the Years Ended June 30,
	2026	2025

Net cash used in operating activities	$(357,994)	$(6,560,121)
Net cash provided by (used in) investing activities	8,826	(40,236)
Net cash (used in) provided by financing activities	(36,964)	7,890,820
Effect of exchange rate changes	(12,597)	(2,458)
Net change in cash and cash equivalents	$(398,729)	$1,288,005

Operating activities

Net cash used in operating activities was approximately $0.4 million for the year ended June 30, 2026 and was primarily attributable to (i) approximately $52.7 million net loss, (ii) approximately $1.7 million payment in operating lease liabilities as we commenced our warehouse leases in July 2025 and January 2026, (iii) approximately $0.6 million increase in accounts receivable due to the increase of credit sales during the year, and (iv) approximately $0.3 million decrease in other payable – related parties primarily due to the repayment of unconverted working capital loan balance. The cash outflow was offset by (v) non-cash expenses of approximately $37.9 million, which includes depreciation, amortization of operating right-of-use assets, stock-based compensation, impairment of inventories, impairments of right-of-use assets, and provision of credit losses, net, (vi) approximately $7.3 million increase in accounts payable due to increased purchases for dropship orders, (vii) approximately $4.3 million increase in other payables and accrued liabilities as we committed to repaying supply chain finance interests and the recognition of obligations to pay R&D expenses under milestone-based installments pursuant to the R&D agreement entered into in January 2026, (viii) approximately $2.4 million decrease in inventories as we engaged in dropship arrangement beginning in July 2025 where products were shipped directly to our customers rather than stored in our warehouse as inventory, (ix) approximately $1.0 million decrease in prepaid expenses and other current assets due to the collection of prepayment refund from canceled purchase orders and the utilization of prepaid rent following the commencement of warehouse leases in July 2025 and January 2026, and (x) approximately $1.9 million increase in contract liabilities.

Net cash used in operating activities was approximately $6.6 million for the year ended June 30, 2025 and was primarily attributable to (i) approximately $9.0 million in net loss, (ii) approximately $10.9 million increase in inventories because we stored more inventories to meet the demand of our anticipated sales orders, (iii) approximately $7.1 million increase in accounts receivable due to the increase of credit sales during the period, (iv) non-cash expenses of approximately $5.7 million, which primarily attributed to the change in fair value of earnout liabilities, (v) approximately $2.0 million increase in prepaid expenses and other current assets due to our prepaid rent payment in connection with our factory and warehouse leases to be commenced in July 2025, (vi) approximately $1.1 million increase in security deposit because we rented more office, factory and warehouse space which were commenced in July 2025, (vii) approximately $0.2 million decrease in tax payable of ACAC due to the payment of income tax carried from ACAC after the Business Combination, and (viii) approximately $0.6 million decrease in contract liabilities due to purchase of more inventories with vendors to meet customer demand. The cash outflow was offset by (i) approximately $24.8 million increase in accounts payable due to purchase of more inventories with vendors to meet customer demand, (ii) approximately $2.4 million increase in other payables and accrued liabilities mainly due to accrued professional fees that associated with business expansion, such as consulting fees, testing fees and legal fees, (iii) approximately $1.2 million decrease in advance to suppliers due to purchase of more inventories with vendors to meet customer demand, (iv) approximately $0.8 million increase in non-cash stock compensation due to restricted stock units granted to our employees, consultants and independent director under the Incentive Plan, and (v) approximately $0.9 million provision for credit losses due to the increasing risk of uncollectable accounts from a few of our customers.

Investing activities

Net cash provided by investing activities was approximately $9,000 for the year ended June 30, 2026, attributable to the proceeds from sale of equipment.

Net cash used in investing activities was approximately $40,000 for the year ended June 30, 2025, attributable to approximately $68,000 purchase of some equipment for our warehouse uses and an automobile for our business uses, and offset by approximately $28,000 proceeds from sale of the automobile.

Financing activities

Net cash used in financing activities was approximately $37,000 for the year ended June 30, 2026, mainly attributable to the principal payments of long-term loan of approximately $24,000 and the payments for employee taxes related to stock compensation of approximately $13,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our members.

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

Allowance for Credit Losses

In establishing the required allowance for credit loss accounts, we consider historical collection experience, aging of the receivables, the economic environment, industry trend analysis, and the credit history and financial condition of the customers. Management reviews its receivables on a regular basis to determine if the allowance for credit loss accounts is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit loss accounts after management has determined that the likelihood of collection is not probable. The allowance for credit losses is based on a review of specifically identified customer accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivable, which is generally ninety days or less. With our accounts receivable balances, management would estimate its expected credit losses using an aging method with a baseline reserve percentage with the additional consideration of current industry and economic trend. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. As of June 30, 2026 and 2025, $1,888,104 and $595,907, respectively, of allowance for credit losses of accounts receivable was recorded, and the Company had net accounts receivable of $6,099,537 and $6,786,792, respectively.

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

Inventory Impairment

Inventory impairment is recognized to state our inventories at the lower cost or net realizable value. At least a quarterly basis, inventories are reviewed for potential write-downs for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value. Net realizable value is determined based on management’s estimates of selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. These estimates require significant judgement and are based upon past sales experience, forecasts for future demand, market conditions, and other relevant factors. During the years ended June 30, 2026 and 2025, inventory write-downs of $6,981,771 and $0, respectively, were recorded based on management’s estimates.

When inventories are written down to net realizable value, they are not marked up subsequently based on changes in underlying facts and circumstances.

Impairment of long-lived assets

The impairment of long-lived assets is reviewed on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. During the period, management identified certain impairment indicators for right-of-use assets, including a current period loss, a history of losses, and management’s decision to sublease our warehouse. These factors required management to assess whether the carrying value of the asset group was recoverable. Recoverability is assessed by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. The right-of-use assets were determined to be impaired and the impairment recognized was the excess of the carrying amount over the fair value of the assets. Fair value was determined by the discounted cash flow method. The approach for determining and measuring impairment in long-lived asset groups is to exclude operating lease liabilities from the asset group. The discount rate used in the estimate of discounted cash flows is 8.70%, consistent with our incremental borrowing rate as of January 1, 2026, because from market participant and sublease standpoint as the interest rate in the market, our credit environment and market spreads have held steady with no change since January 1, 2026. These estimates are subject to significant uncertainty, particularly with respect to assumptions used in forecasting future cash flows. Changes in these assumptions could materially affect the estimated fair value and the amount of impairment recognized. For example, a decrease in projected sublease income or occupancy rates could result in additional impairment charges. Management believes the assumptions and methodology used are reasonable and consistent; however, these estimates may change in the near term as market conditions, sublease arrangements, and the Company’s business strategy evolve. During the years ended June 30, 2026 and 2025, the Company recognized approximately $25.9 million and $0 impairment of long-lived assets, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Foxx Development Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foxx Development Holdings Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, CA

September 28, 2026

FOXX DEVELOPMENT HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2026	2025
ASSETS
CURRENT ASSETS
Cash	$1,473,268	$1,875,453
Restricted cash	3,456	-
Accounts receivable, net of allowance for credit losses of $1,888,104 and $595,907, as of June 30, 2026 and 2025, respectively	6,099,537	6,786,792
Inventories	3,275,587	12,686,739
Advance to suppliers	431,258	454,842
Prepaid expenses and other receivables, net of allowance for credit losses of $836,931 and $317,282, as of June 30, 2026 and 2025, respectively	272,170	1,837,812
Prepaid expenses - related party	-	8,000
Total Current Assets	11,555,276	23,649,638

PROPERTY AND EQUIPMENT, NET	79,547	131,722

NON-CURRENT ASSETS
Operating right-of-use assets	11,548,265	1,063,438
Security deposits	1,155,516	1,155,016
Total Non-current Assets	12,703,781	2,218,454

Total Assets	$24,338,604	$25,999,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$33,557,405	$26,244,987
Other payables and accrued liabilities	7,870,957	3,570,959
Other payable - related parties	4,433	272,917
Contract liabilities	1,909,406	378
Income taxes payable	43,716	76,743
Current maturity of long-term loan	24,826	23,743
Operating lease liabilities - current	2,291,947	211,525
Total Current Liabilities	45,702,690	30,401,252

NON-CURRENT LIABILITIES
Operating lease liabilities - non-current	35,405,285	889,827
Long-term loan - non-current	48,592	73,418
Total Non-current Liabilities	35,453,877	963,245

Total Liabilities	81,156,567	31,364,497

COMMITMENTS AND CONTINGENCIES (See Note 16)

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 50,000,000 shares authorized as of June 30, 2026 and 2025; 7,041,192 and 6,780,597 shares issued and outstanding as of June 30, 2026 and 2025, respectively	704	678
Additional paid-in capital	15,934,957	14,686,705
Accumulated deficit	(72,736,998)	(20,047,064)
Accumulated other comprehensive loss	(16,677)	(5,002)
Total Foxx Development Holdings Inc. Stockholders’ Deficit	(56,818,014)	(5,364,683)

Non-controlling interests	51	-

Total Stockholders’ Deficit	(56,817,963)	(5,364,683)

Total Liabilities and Stockholders’ Deficit	$24,338,604	$25,999,814

The accompanying notes are an integral part of these consolidated financial statements

FOXX DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	June 30,	June 30,
	2026	2025

REVENUES, NET	$52,584,432	$65,919,166
COST OF GOODS SOLD	50,893,464	61,144,561
GROSS PROFIT	1,690,968	4,774,605

OPERATING EXPENSES:
Selling expenses	3,963,221	5,183,464
General and administrative expenses	11,031,238	6,155,236
Research and development - related party	-	136,752
Research and development	2,926,060	2,083,897
Provision of credit losses	1,811,876	913,190
Impairments of right-of-use assets	25,855,427	-
Total Operating Expenses	45,587,822	14,472,539

LOSS FROM OPERATIONS	(43,896,854)	(9,697,934)

OTHER (EXPENSE) INCOME
Interest expense	(8,758,798)	(4,959,055)
Other (expense) income, net	(23,984)	25,589
Change in fair value of earnout liabilities	-	5,688,007
Total Other (Expense) Income, net	(8,782,782)	754,541

LOSS BFORE INCOME TAXES	(52,679,636)	(8,943,393)

PROVISION FOR INCOME TAXES	10,302	76,743

NET LOSS	(52,689,938)	(9,020,136)

Less: net loss attributable to non-controlling interests	(4)	-

NET LOSS ATTRIBUTABLE TO FOXX DEVELOPMENT HOLDINGS INC.’S STOCKHOLDERS	$(52,689,934)	$(9,020,136)

NET LOSS	(52,689,938)	(9,020,136)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(11,675)	(5,002)

COMPREHENSIVE LOSS	(52,701,613)	(9,025,138)

Less: total comprehensive loss attributable to noncontrolling interests	(4)	-

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO FOXX DEVELOPMENT HOLDINGS INC.’S STOCKHOLDERS	$(52,701,609)	$(9,025,138)

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES
Basic	6,921,884	6,148,467
Diluted	6,921,884	6,148,467

LOSS PER SHARE
Basic	$(7.61)	$(1.47)
Diluted	$(7.61)	$(1.47)

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	deficit	loss	interest	Total
BALANCE, June 30, 2024	3,303,333	$330	$7,024,162	$(11,026,928)	$-	$-	$(4,002,436)
Conversion of convertible promissory notes into common stock upon completion of reverse recapitalization	1,696,668	170	15,408,515	-	-	-	15,408,685
Issuance of common stock upon completion of reverse recapitalization	2,270,096	227	(2,100,865)	-	-	-	(2,100,638)
Earnout liabilities	-	-	(5,688,007)	-	-	-	(5,688,007)
Transaction costs	-	-	(893,577)	-	-	-	(893,577)
Issuance of common stock through exercise of warrants	10,500	1	120,749	-	-	-	120,750
Cancellation of common stock held in escrow	(500,000)	(50)	50	-	-	-	-
Stock-based compensation expenses	-	-	815,678	-	-	-	815,678
Foreign currency translation	-	-	-	-	(5,002)	-	(5,002)
Net loss	-	-	-	(9,020,136)	-	-	(9,020,136)
BALANCE, June 30, 2025	6,780,597	678	14,686,705	(20,047,064)	(5,002)	-	(5,364,683)
Issuance of common stock under EIP	260,595	26	(26)	-	-	-	-
Stock-based compensation expenses	-	-	1,261,554	-	-	-	1,261,554
Redemption for employee tax withholdings	-	-	(13,276)	-	-	-	(13,276)
Contribution from non-controlling interest stockholder	-	-	-	-	-	55	55
Foreign currency translation	-	-	-	-	(11,675)	-	(11,675)
Net loss	-	-	-	(52,689,934)	-	(4)	(52,689,938)
BALANCE, June 30, 2026	7,041,192	$704	$15,934,957	$(72,736,998)	$(16,677)	$51	$(56,817,963)

The accompanying notes are an integral part of these consolidated financial statements.

FOXX DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,689,938)	$(9,020,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,139	47,732
Interest expense from convertible promissory notes	-	140,740
Amortization of operating right-of-use assets	1,915,826	214,313
Provision of credit losses	1,811,876	913,190
Stock-based compensation expenses	1,261,554	815,678
Change in fair value of earnout liabilities	-	(5,688,007)
(Gain) loss on disposal of equipment	(2,790)	3,400
Impairments of inventories	6,981,771	-
Impairments of right-of-use assets	25,855,427	-
Change in operating assets and liabilities:
Accounts receivable	(604,942)	(7,130,805)
Inventories	2,429,381	(10,918,667)
Advance to suppliers	23,584	1,227,448
Prepaid expenses and other current assets	1,045,964	(2,028,619)
Amount due from related parties - current	8,000	(7,860)
Security deposits	(500)	(1,125,107)
Accounts payable	7,312,418	24,848,127
Contract liabilities	1,909,028	(649,072)
Income taxes payable	(33,027)	(226,262)
Other payables and accrued liabilities	4,300,919	2,350,223
Other payable - related parties	(268,484)	(150,830)
Operating lease liabilities	(1,660,200)	(175,607)
Net cash used in operating activities	(357,994)	(6,560,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(68,336)
Proceeds from disposal of equipment	8,826	28,100
Net cash provided by (used in) investing activities	8,826	(40,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to short-term loans	-	(291,208)
Principal payments of long-term loan	(23,743)	(17,820)
Proceeds from convertible promissory note	-	9,000,000
Proceeds from reverse recapitalization, net of payments of transaction costs	-	19,710,288
Proceeds from issuance of common stock through exercise of warrants	-	120,750
Proceeds from contribution from non-controlling interest stockholder	55	-
Payments for employee taxes related to stock compensation	(13,276)	-
Payment of redemption payable	-	(20,499,790)
Payments of deferred transaction costs	-	(131,400)
Net cash (used in) provided by financing activities	(36,964)	7,890,820

EFFECT OF EXCHANGE RATE CHANGES	(12,597)	(2,458)

NET CHANGE IN CASH	(398,729)	1,288,005

CASH, beginning of the year	1,875,453	587,448

CASH AND RESTRICTED CASH, end of the year	$1,476,724	$1,875,453

CASH AND RESTRICTED CASH, end of the year reconciliation:
Cash and cash equivalents	$1,473,268	$1,875,453
Restricted cash	3,456	-
CASH AND RESTRICTED CASH, end of the year	$1,476,724	$1,875,453

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$42,329	$850
Cash paid for interest	$5,594,233	$2,507,745

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating right-of-use assets and lease liabilities	$38,256,080	$750,338
Modification of operating right-of-use assets and lease liabilities	$-	$121,655
Conversion of convertible promissory notes into common stock	$-	$15,408,685
Reverse recapitalization transaction costs net against additional-paid in capital	$-	$893,577
Deferred transaction costs included in other payables and accrued liabilities	$-	$300,000
Initial recognition of earnout liabilities	$-	$5,688,007
Conversion from employee advance to receivable from a third party	$-	$19,500

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

On March 3, 2025, Foxx Development (Singapore) Pte. Ltd (“Foxx Singapore”) was incorporated in Singapore. Foxx Singapore primarily engaged in assembling electronic products, and was 100% owned by the Company. Foxx Singapore had no significant operations as of June 30, 2026.

On April 8, 2025, Foxx Technologies Inc (“Foxx Tech”) was incorporated in the State of California. Foxx Tech is 100% owned by the Company. Foxx Tech had no significant operations as of June 30, 2026.

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

On April 2, 2025, Foxx Technology, S.A. de C.V. (“Foxx Mexico”) was incorporated in Mexico. Foxx Mexico primarily engaged in expanding Old Foxx’s mobile phone operations in Mexico. Upon incorporation, Foxx Mexico was owned 99% by one of the Company’s directors and 1% by a third party. The director held the 99% equity interest as a nominee on behalf of Old Foxx. On June 9, 2026, the director transferred his 99% equity interest to Old Foxx. The remaining 1% equity interest is held by a third party and represents the non-controlling interest in Foxx Mexico. Foxx Mexico had no significant operations as of June 30, 2026.

Note 2 — Going Concern

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company primarily engages in the sales of electronic products. Cash generated from operations have been utilized to finance the working capital. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net cash used in operating activities of approximately $0.4 million for the year ended June 30, 2026, (2) net loss of approximately $52.7 million for the year ended June 30, 2026, and (3) working capital deficit of approximately $34.1 million as of June 30, 2026.

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

As such, the Company’s management has determined that the factors discussed above have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates.

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

Foreign currency translation and transactions

The reporting currency of the Company is the U.S. dollar. The functional currency for the holding company is the U.S. dollar (“USD”). In Singapore, Foxx Singapore conducts its business in the local currency, Singapore dollar (“SGD”), as its functional currency. In Mexico, Foxx Mexico conducts its business in the local currency, Mexico Peso (“MXN”), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the Federal Reserve System at the end of the period. The statements of operations and cash flows are translated at the average translation rates during the reporting periods, and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

 Translation adjustments are included in accumulated other comprehensive loss. The balance sheet amounts, with the exception of stockholders’ deficit at June 30, 2026, were translated at SGD 1.29 to USD 1.00 and MXN 17.45 to USD 1.00 and at June 30, 2025, were translated at SGD 1.27 to USD 1.00. The average translation rates applied to the consolidated statements of operations and cash flows for the year ended June 30, 2026, were SGD 1.28 to USD 1.00 and MXN 17.97 to USD 1.00 and for the year ended June 30, 2025 were SGD 1.32 to USD 1.00. The stockholders’ equity accounts were translated at their historical rates. Amounts reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Non-controlling interests

For the Company’s non-wholly owned subsidiary, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of operation and comprehensive loss. Cash flows related to distributions and contributions transactions with non-controlling interests are presented under financing activities in the consolidated statements of cash flows.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents include both deposits with banks and financial institutions and receivables from payment processors, which are typically converted into cash within two days of capture. As of June 30, 2026 and 2025, the Company had no cash equivalents on account. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has historically not experienced a loss related to these deposits.

Restricted Cash

Restricted cash is maintained with a payment processor and is temporarily unavailable for use due to an account access restriction.

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

Advances to suppliers

Advance to suppliers consisted of cash deposited or advanced to suppliers for future inventory purchases. This amount is refundable and bears no interest. For any advances to suppliers determined by management that such advances will not be in receipts of inventories or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its advances to suppliers on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2026 and 2025, no allowance for credit losses on advances to suppliers was recorded.

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

 Long-lived assets

The Company reviews the impairment of its long-lived assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include but are not limited to, a significant deterioration of operating results, a change in the regulatory environment, changes in business plans, or adverse changes in anticipated future cash flows. The Company’s approach for determining and measuring impairment in long-lived asset groups is to exclude operating lease liabilities from the asset group. If an impairment indicator is present, the Company evaluates the recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the assets are determined to be impaired, the impairment recognized is the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by the discounted cash flow method. The discount rate used in any estimate of discounted cash flows is the rate commensurate with a similar investment of similar risk. During the years ended June 30, 2026 and 2025, the Company recognized $25,855,427 and $0 impairment of long-lived assets, respectively.

Contract liabilities

Contract liabilities mainly consist of deposits received from customers before all the relevant criteria for revenue recognition are met and are recorded as customer deposits.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company categorizes leases with contractual terms longer than 12 months as either operating or finance. Finance leases are generally those leases that substantially utilize or pay for the entire asset over their estimated life. All other leases are categorized as operating leases. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. As of June 30, 2026 and 2025, the Company does not have finance leases.

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

Warranty

The Company generally provides 30-day warranties or 1-year warranties for its product sold to its wholesale customer if an additional 1-3% of products on top of each customer’s order was not provided. For the sale transactions that were provided with 1-3% of products on top of each customer’s order, these additional 1-3% products were recognized as cost of goods sold at the same time the respective sale is recognized. For the sales transactions that the Company provided limited warranties to both wholesale customers and e-commerce customers, the Company records estimated future warranty costs under ASC 460, Guarantees. Such estimated costs for warranties are estimated at the time of delivery, and these warranties are not service warranties separately sold by the Company. Generally, the estimated claim rates of warranties are based on actual warranty experience or the Company’s best estimate. As of June 30, 2026 and 2025, the Company accrued warranty reserves of $433,165 and $328,438, respectively recorded under accrued liabilities and other current liabilities, and these reserves were recognized based on estimation and judgment from the Company’s management.

E-Commerce Customers

The Company recognizes a contract with a customer when the contract is committed in writing and signed electronically on an E-Commerce platform, the rights of parties, including payment terms, are identified, the contract has commercial substance, and collectability is probable.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC 606. For all the Company’s contracts, the Company has identified one performance obligation, which is primarily satisfied at a point in time upon delivery of products based on terms stated in the contracts on shipping destination at its individual customer shipping address, which is the Company’s obligation to deliver the product to the end user/individual customer, depending on the specified contract. The Company’s E-Commerce customers pay the order in full balance prior to shipment to the E-Commerce Platform and the E-Commerce Platform withholds the payment for 30 days before remitting payments to the Company. The Company offered one month of free exchange or return. As a result, the Company recognized its revenues from the E-Commerce customers, in the third-party E-commerce platform, net of estimated sales returns, discount, and rebate, as a consideration reducing the transaction price. Historically, sales returns were insignificant to the Company’s operations. For the years ended June 30, 2026 and 2025, the Company did not recognize any estimated sales returns. There are no transaction prices allocated to future periods or future obligations and no revenue was recognized for performance obligations satisfied in previous periods.

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

Practical expedient

The Company applies the practical expedient in ASC 606 to expense as incurred, the costs to obtain a contract with a customer when the amortization period is one year or less. The Company has no material incremental costs for obtaining contracts with customers that the Company expects the benefit of those costs to be longer than one year, which need to be recognized as assets for the years ended June 30, 2026 and 2025.

Cost of revenues

The cost of revenue consists primarily of the costs of electronic products sold, freight cost, and inventory impairment.

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

Research and development

Research and development expenses consist primarily of development fees that the Company incurred based on the progression of product development by the third parties for operating system of the Company’s mobile phones and for the platform and software on its wearable products, and payroll and related expenses for research and development personnel. For the years ended June 30, 2026 and 2025, the Company had research and development expenses that amounted to $2,926,060 and $2,083,897, respectively.

Interest expenses

Interest expenses consist primarily of interest incurred unpaid purchase balance and related management fees from a vendor (see Note 9), and borrowings and others. For the years ended June 30, 2026 and 2025, the Company had interest expenses that amounted to $8,758,798 and $4,959,055, respectively. Of the total interest expense for the years ended June 30, 2026 and 2025, $8,747,494 and $4,798,339, respectively, related to the unpaid purchase balance; $11,304 and $19,976, respectively, related to borrowings and other obligations; and $140,740 related to convertible notes for the year ended June 30, 2025.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income taxes are classified as income tax expenses in the period incurred. Income tax returns for the years prior to 2020 are no longer subject to examination by U.S. tax authorities.

Stock-based compensation

The measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee restricted stock, is based on estimated fair value of the awards on the date of grant, of which restricted stock is based on the market value of the Company’s common stock. The value of awards that are ultimately expected to vest is recognized as expense on a straight-line basis over the vesting service periods in the consolidated statements of operations. Forfeitures are accounted for as they occur.

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

Upon completion of the Business Combination, all of ACAC’s outstanding public and private warrants (See Note 13) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the year ended June 30, 2025.

Basic and diluted loss per share

Basic loss per share is measured as net loss divided by the weighted average common shares outstanding for the period.

Diluted loss per share attributable to common stockholders adjusts basic loss per share for the potentially dilutive impact of non-participating shares of common stock. Dilutive equivalent shares are excluded from the computation of diluted loss per share if their effects would be anti-dilutive. Common stock issuable upon the conversion of the RSUs (defined in Note 13) and warrants are using the treasury stock method.

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

In December 2023, FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is an emerging growth company ("EGC") and has the option to use the extended transition period for complying with new or revised accounting standards applicable to private companies. Notwithstanding this option, the Company early adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis for the year ended June 30, 2026, as permitted by the standard. The adoption of ASU 2023-09 does not have a material effect on the Company’s consolidated financial statements.

In July 2025, FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Subtopic 326) (“ASU 2025-05”), to simply the Current Expected Credit Loss (CECL) model for accounts receivable and contract assets by offering a practical expedient to use current conditions for forecasts, allowing for early adoption for financial statements not yet issued. The guidance is effective for annual reporting periods beginning after December 15, 2025, but early adoption is permitted. The Company adopted this new guidance on its consolidated financial statements for the year ended June 30, 2026, and elected the practical expedient. The adoption of ASU 2025-05 does not have a material effect on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement. ASU 2025-11 is intended to improve the navigability of required interim disclosures and clarify when that guidance is applicable, and also to provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption is permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

Note 4 — Accounts receivable, net

As of June 30, 2026 and 2025, accounts receivable consist of the following:

	June 30, 2026	June 30, 2025

Accounts receivable	$7,987,641	$7,382,699
Less: allowance for credit losses	(1,888,104)	(595,907)
Accounts receivable, net	$6,099,537	$6,786,792

For the years ended June 30, 2026 and 2025, the Company recognized $1,888,104 and $595,907 on net provision for allowance on credit losses for accounts receivable, respectively.

Movement of allowance for credit losses consisted of the following for the periods ended indicated:

	For the Years Ended June 30,
	2026	2025
Balance as of the beginning of the year	$595,907	$-
Addition	1,637,104	595,907
(Recovery)	(344,907)	-
Balance as of the end of the year	$1,888,104	$595,907

Note 5 — Inventories

As of June 30, 2026 and 2025, inventories consist of the following:

	June 30, 2026	June 30, 2025

Finished goods	$3,275,587	$12,686,739
Total inventories	$3,275,587	$12,686,739

For the years ended June 30, 2026 and 2025, the impairment for inventories amounted to $6,981,771 and $0, respectively.

Note 6 — Advance to suppliers

The following table presents the Company’s advance to suppliers balances and changes therein:

	For the Years Ended June 30,
	2026	2025

Balance as of the beginning of the year	$454,842	$1,682,289
Add: net increase in current period advance to suppliers	431,258	454,842
Less: inventory received from beginning advance to suppliers	(454,842)	(1,682,289)
Total advance to suppliers as the end of the year	$431,258	$454,842

Note 7 — Prepaid expenses and other current assets

As of June 30, 2026 and 2025, prepaid expenses and other current assets consist of the following:

	June 30, 2026	June 30, 2025

Other receivables(1)	$213,565	$177,814
Prepaid rent	-	355,677
Prepaid research and development fees	4,000	198,328
Prepaid insurance and subscriptions	239,559	153,659
Prepaid professional fee	8,002	96,839
Prepayment to be refunded(2)	616,116	1,116,116
Advances to a third party	15,500	19,500
Other prepaid expenses	12,359	37,161
Less: allowance for credit losses (1) (2)	(836,931)	(317,282)
Total prepaid expenses and other current assets	$272,170	$1,837,812

(1)	This represents receivables from payments made on behalf of a vendor and other fees and bank fee receivables. $220,815 and $48,317 allowance for credit losses was recorded for the balances due to aging of the receivables as of June 30, 2026 and 2025, respectively.

(2)	This represents prepayment to be refunded resulting from the cancellation of purchase orders. $616,116 and $268,965 allowance for credit losses was recorded for the balances due to aging of the prepayments as of June 30, 2026 and 2025, respectively.

For the years ended June 30, 2026 and 2025, the Company recognized $519,649 and $317,282 on provision of allowance on credit losses for prepaid expenses and other current assets, respectively.

Movement of allowance for credit losses consisted of the following for the period ended the date indicated:

	For the Years Ended June 30,
	2026	2025

Balance as of the beginning of the year	$317,282	$-
Addition	519,649	317,282
Balance as of the end of the year	$836,931	$317,282

Note 8 — Property and equipment, net

As of June 30, 2026 and 2025, property and equipment, net consist of the following:

	June 30, 2026	June 30, 2025

Computer and office equipment	$11,808	$12,580
Equipment	23,597	30,697
Furniture and fixtures	3,432	3,432
Vehicles	191,091	191,091
Subtotal	229,928	237,800
Less: accumulated depreciation	(150,381)	(106,078)
Total property and equipment, net	$79,547	$131,722

Depreciation expense for the years ended June 30, 2026 and 2025 amounted to $46,139 and $47,732, respectively.

Note 9 — Other payables and accrued liabilities

As of June 30, 2026 and 2025, other payables and accrued liabilities consist of the following:

	June 30, 2026	June 30, 2025

Payroll and payable tax payable	$306,200	$174,684
Interest payable*	5,140,441	2,309,106
Professional fee payable	343,717	168,186
Accrued warranty expenses	433,165	328,438
Excise tax payable**	556,620	556,620
Refunds payable	111,126	-
Research and development (“R&D”) fee payable***	934,500	-
Others	45,188	33,925
Total other payables and accrued liabilities	$7,870,957	$3,570,959

*	On April 9, 2024, the Company and a vendor entered into a purchase and financing agreement, which was further amended on October 1, 2024 and December 12, 2025. Pursuant to these agreements, the Company is subject to interest of $0.618% per month, or 0.0206% per day, on the 90% of purchase amount, from the date of the vendor arranging the production (“Due Date”), provide that such payment is made within 120 days of the Due Date. The interest rate will increase to 2.5% per months beginning on the 121st day of the Due Date, if the Company falls to pay the outstanding balance within 120 days of the Due Date. As of June 30, 2026 and 2025, the accounts payable balance due to this vendor were $33,347,658 and $26,233,992, respectively.

**	These balances were carried from ACAC, and payable by the Company, as a result on 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 under the Inflation Reduction Act of 2022.

***	In January 2026, the Company and a third party entered into a R&D agreement, pursuant to which the third party will provide the Company technical development services for the operating system of the Company’s mobile phone products in three phases, and the Company will pay a total of $3,115,000 in four milestone-based installments. As of June 30, 2026, approximately 60% of the project has been completed. Accordingly, the Company recognized aggregated $1,869,000 R&D expenses under the agreement for the year ended June 30, 2026, reflecting progress in the development phase. As of June 30, 2026, $934,500 remained unpaid.

Note 10 — Contract liabilities

Contract liabilities primarily consist of obligations associated with customer credits that will be satisfied through future product deliveries. Contract liabilities are recorded when the Company has received consideration or otherwise has an obligation to provide future goods or services to a customer. Revenue is recognized when control of the related products transfers to the customer.

During the year ended June 30, 2026, contract liabilities increased by approximately $1.9 million primarily as a result of a price adjustment agreed upon with a major customer related to prior orders. Under the arrangement, the customer is entitled to receive credit that may only be applied against future purchases of the Company's products. Accordingly, the Company recorded the obligation within contract liabilities and will recognize the associated amount as revenue is recognized on future product shipments to the customer.

The following table presents the Company’s contract liabilities balances and changes therein:

	For the Years Ended June 30,
	2026	2025

Balance, beginning of the period	$378	$649,450
Add: net increase in current period contract liabilities	-	378
Add: price adjustment that may only be applied against future purchases of the Company's products	1,909,406	-
Less: revenue recognized from beginning contract liabilities	(378)	(649,450)
Total contract liabilities	$1,909,406	$378

Note 11 — Related party balances and transactions

Related party balances

Prepaid expenses — related party

Name of Related Party	Relationship	Nature	June 30, 2026	June 30, 2025

Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder (a “10%+ shareholder”)	Prepaid service fees	$-	$8,000

Other payable — related party

Other payable — related parties consists of the following:

Name of Related Party	Relationship	Nature	June 30, 2026	June 30, 2025

Wuhan Haoxun Communication Technology Co. Ltd (“Wuhan Haoxun”)(1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	Research and development fees	$-	$18,792
Acri Capital Sponsor LLC	the Company’s 10%+ shareholder	Unconverted working capital loan balance in ACAC	-	245,509
Swiftfulfill Warehouse LLC (“Swiftfulfill”) (2)	Owned by an immediate family member of the Company’s 10%+ shareholder	Consulting fees and expenses paid on behalf of the Company	4,433	8,566
“Joy” Yi Hua	Chairwoman, Chief Financial Officer and Director of the Company	Expenses paid on behalf of the Company	-	50
Total			$4,433	$272,917

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for the research and development project. The project was completed during the year ended June 30, 2025.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder. The agreement was terminated on June 19, 2026.

Related party transactions

Research and development expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2026	For the Year Ended June 30, 20265

Wuhan Haoxun (1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	$-	$136,752

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for a research and development project. The project was completed during the year ended June 30, 2025.

Consulting expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025

Azure(1)	Owned by an immediate family member of the Company’s 10%+ shareholder	$84,982	$485,200
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10%+ shareholder	88,433	63,000
Total		$173,415	$548,200

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by Azure, a consulting company which is owned by an immediate family member of a 10%+ shareholder. The agreement was terminated on May 12, 2026.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder. The agreement was terminated on June 19, 2026.

Note 12 — Long-term loan

In February 2023, the Company purchased and financed a vehicle, for which the lender put a lien on the title and will be taken as collateral in the situation if the Company is unable to make repayment and default on the loan, with a six-year loan for a total of approximately $137,000. As of June 30, 2026, the carrying value of the asset that has been pledged as a collateral is $40,312. The monthly payments are $2,694 from March 2023 to February 2029, with an interest rate of 11.85% per annum.

The obligation is payable as follows:

Amount
For the three months ending June 30, 2027	$24,826
For the twelve months ending June 30, 2028	27,984
Thereafter	20,608
Total long-term debt payment	73,418
Current portion of long-term debt	(24,826)
Long-term debt – non-current portion	$48,592

Interest expense for the years ended June 30, 2026 and 2025 for the above loan amounted to $10,298 and $12,784, respectively.

Note 13 — Stockholders’ deficit

Common stock

As of June 30, 2026 and 2025, the Company has 50,000,000 authorized shares of common stock, par value $0.0001 per share. As of June 30, 2026 and 2025, there are 7,041,192 and 6,780,597 shares of common stock outstanding, respectively.

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

Conversion of convertible promissory notes into common stock

On September 26, 2024, upon the consummation of the business combination, the Company issued an aggregated total of 1,696,668 common stock to the Old Foxx convertible notes holders.

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

In May 2026, two of the Company’s employees elected to have 1,945 and 844 shares, respectively, withheld from their RSU awards upon vesting to satisfy their employee tax withholding obligations. Accordingly, the Company withheld an aggregate of 2,789 shares and settled the employees’ required tax withholding obligations using the fair value of such shares of $13,276, based on the Company’s stock price on the respective vesting date of $4.76 per share.

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

The following table presents the total stock-based compensation expenses included in each of the respective expense line items for the periods presented:

	For the Years Ended
	June 30,
	2026	2025

Selling expenses	$307,458	$175,332
General and administrative expenses	690,393	448,511
Research and development expenses	263,703	191,835
Total stock-based compensation expenses	$1,261,554	$815,678

The following table summarizes the activity for all restricted stock units granted for the years ended Juen 30, 2026 and 2025:

	Shares	Weight average grant date fair value	Total fair value	Weighted average remaining contractual term (in years)
Unvested at July 1, 2024	-	$-	$-	-
Granted	727,009	7.21	5,243,400	4.00
Vested	-	-	-	-
Forfeited	(33,080)	7.30	(241,484)	-
Unvested at June 30, 2025	693,929	7.21	5,001,916	3.36
Granted	-	-	-	-
Vested	(260,595)	7.22	(1,882,417)	-
Forfeited	(44,180)	7.30	(322,514)	-
Unvested at June 30, 2026	389,154	$7.19	$2,796,985	2.36

As of June 30, 2026, there was $2,622,522 total unrecognized compensation cost related to unvested RSUs granted under the employee incentive plan. The total cost is expected to be recognized over a remaining period of 2.36 years.

Warrants

In connection with the reverse recapitalization, each of 12,156,417 ACAC’s issued and outstanding warrants was converted automatically into one redeemable warrant of the Company, exercisable for one share of common stock of the Company at an exercise price of $11.50 per share. All of these warrants met the criteria for equity classification.

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	in whole and not in part;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The summary of warrants activity is as follows:

	Warrants Outstanding	Common Stock Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
June 30, 2024	-	-	$-	-
Granted	12,156,417	12,156,417	$11.50	5.00
Forfeited	-	-	$-	-
Exercised	(10,500)	(10,500)	$11.50	-
June 30, 2025	12,145,917	12,145,917	$11.50	4.24
Granted	-	-	$-	-
Forfeited	-	-	$-	-
Exercised	-	-	$-	-
June 30, 2026	12,145,917	12,145,917	$11.50	3.24

The Company accounted for the 12,145,917 Warrants assumed from the merger as equity instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity.  As of June 30, 2026 and 2025, the Warrants had no intrinsic value, as the Company’s stock price was below the strike price.

Cancellation of Common Stock Held in Escrow

On September 26, 2024 (issuance date), pursuant to the Business Combination Agreement, 500,000 shares were deposited to a segregated escrow account and would be release to the Old Foxx shareholders if and only if, prior to or upon the one-year anniversary of the Business Combination Agreement, the Affordable Connectivity Program managed by the U.S. Federal Communication Commission is reauthorized by the U.S. Congress with funding of no less than $4 billion in total for such reauthorized period; or otherwise be cancelled and forfeited by the Registrant without consideration.

On February 18, 2025, these 500,000 shares have been cancelled and forfeited without consideration.

Note 14 — Concentrations of risks

(a) Major customers

For the year ended June 30, 2026, two customers, customer A and customer B, which are third parties of the Company, accounted for 68% and 10% of the Company’s total revenues, respectively.

For the year ended June 30, 2025, three customers, customer A, customer B and customer C, which are the third parties of the Company, accounted for 27%, 25% and 25%, respectively, of the Company’s total revenues.

(b) Major suppliers

For the year ended June 30, 2026, one supplier, supplier A, which is a third party of the Company, accounted for 96% of the Company’s total purchases.

For the year ended June 30, 2025, one supplier, supplier A, which is a third party of the Company, accounted for 93% of the Company’s total purchases.

(c) Geographic areas

For the years ended June 30, 2026 and 2025, all of the Company’s long-lived assets are located in the United States and substantially all of the Company’s revenues are derived from the United States, accordingly, no geographical information is presented.

Note 15 — Leases

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

As of June 30, 2026 and 2025, the weighted-average remaining operating lease term of its existing leases is approximately 9.28 years and 4.51 years, respectively.

The following table sets forth the Company’s minimum long-term lease   payments in future periods as of June 30, 2026, which represents the operating lease liabilities on the accompanying balance sheet:

Operating lease payments
For the twelve months ending June 30, 2027	$4,804,277
For the twelve months ending June 30, 2028	4,996,179
For the twelve months ending June 30, 2029	5,197,074
For the twelve months ending June 30, 2030	5,202,868
For the twelve months ending June 30, 2031	5,365,347
Thereafter	26,673,781
Total lease payments	52,239,526
Less: discount	(14,542,294)
Present value of operating lease liabilities	37,697,232
Operating lease liabilities, current portion	(2,291,947)
Operating lease liabilities, non-current portion	$35,405,285

Operating lease expenses consist of the following:

Operating lease cost	Classification	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025

Lease expenses	General, and administrative	$3,813,181	$245,801
Lease expenses – short term	General, and administrative	9,137	14,726
Total operating lease cost		$3,822,318	$260,527

For the years ended June 30, 2026 and 2025, $1,660,200 and $175,607 of cash were used for operating lease liabilities, respectively.

The Company is in the change in business strategy to engage in dropship arrangement, which has resulted in excess warehouse space to be subleased at below-lease rates. This change in circumstances indicated that the carrying amount of the related right-of-use assets may not be recoverable. The Company performed a recoverability test and determined that the carrying values of these assets were not recoverable from the expected undiscounted cash flows. Accordingly, the Company recognized impairment loss of $25,855,427 on its right-of-use assets for the year ended June 30, 2026, as the carrying amount of these assets exceeded their estimated fair value, as determined based on discounted cash flow.

Note 16 — Commitments and contingencies

Contingencies

From time to time, the Company is a party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in aggregate, are not deemed to be material to the consolidated financial statements.

Risks and Uncertainties

On April 2, 2025, the President of the United States signed Executive Order 14257, “Regulating Imports with a Reciprocal Tariff to Rectify Trade Practices that Contribute to Large and Persistent Annual United States Goods Trade Deficits” (the “Executive Order 14257”), to take action based on the results of certain investigations related to the causes of the U.S.’s large and persistent annual trade deficits in goods. Subsequent to Executive Order 14257, there have been additional executive orders that have, among other actions, effectively suspended the enforcement of certain country-specific tariffs (including with respect to China) until November 10, 2026, extended from November 10, 2025. The tariff regime remains subject to ongoing adjustments, bilateral arrangements, and potential further changes in trade policies, including new tariffs or changes to existing ones, introduces uncertainty regarding the Company’s future costs, revenues, collectability of account receivables, carrying value of inventories, and overall financial performance. The Company monitors these developments closely and will continue to evaluate their potential impact on its operations, financial condition, and results of operations. The ultimate financial impact of these uncertainties is difficult to quantify at this time.

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

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after June 30, 2026.  The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income.  The OBBB Act increases the BEAT rate from 10% to 10.5%.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flow. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

Note 17 — Income taxes

Loss before income tax by jurisdiction for the years ended June 30, 2026 and 2025 are as following:

	For the Years Ended June 30,
	2026	2025

Domestic	$(52,407,037)	$(117,477)
Foreign	(272,599)	(8,825,916)
Total loss before income tax	$(52,679,636)	$(8,943,393)

The Company’s income tax expenses for years ended June 30, 2026 and 2025 are as follows:

	For the Years Ended June 30,
	2026	2025
Federal
Current	$(40,254)	$40,254
Deferred	—	—
State
Current	50,556	36,489
Deferred	—	—
Total provision for income taxes	10,302	76,743

Income tax expense for the years ended June 30, 2026 and 2025 varied from the amount computed by applying the statutory income tax rate to income before taxes. Reconciliations between the expected federal income tax rates using 21% for the years ended June 30, 2026 and 2025 to the Company’s effective tax rate are as follows:

	For the Years Ended June 30, 2026

Federal statutory tax rate	$(11,062,723)	21.0%
State and local statutory tax rate, net of deduction on federal tax return (Texas and other states)	50,559	(0.1)%
Foreign tax effects (Singapore and other foreign country)	57,246	(0.1)%
Permanent difference	4,075	(0.0)%
Others	(2,062,747)	4.0%
Change in valuation allowance	13,023,892	(24.8)%
Effective tax rate	$10,302	(0.0)%

	For the Years Ended June 30, 2025*

Federal statutory tax rate	$(1,877,934)	21.0%
State statutory tax rate, net of deduction on federal tax return	8,622	(0.1)%
Permanent difference	1,199,632	(13.5)%
Others	102,599	(1.1)%
Change in valuation allowance	643,824	(7.2)%
Effective tax rate	$76,743	(0.9)%

*	This is based on the prior method before the ASU 2023-09 adoption.

The Company had a cumulative net operating loss carryforward (“NOL”) for federal, state and foreign income tax purpose of approximately $66.6 million, $5.3 million, and $0, respectively, as of June 30, 2026. Based on the Company’s history of earnings and its assessment of future earnings, management believes that it is not more likely than not that future taxable income will be sufficient to realize the deferred tax assets. Therefore, the Company applied a full valuation allowance to deferred tax assets for the years ended June 30, 2026 and 2025, and incurred approximately $13.2 million and $0.7 million allowance on deferred tax assets, respectively. The Company’s NOL is limited to 80% of the excess of taxable income on federal level, and no limitation on the state level. The Company’s federal NOL and state NOL of approximately $66.6 million and $$1.8 million, respectively, will last indefinitely. The federal NOL and state NOL of approximately $53,000 and $3.6 million, respectively, will expire on December 31, 2027 and June 30, 2044, respectively. The valuation allowance increased by approximately $13.2 million from approximately $2.7 million on June 30, 2025 to approximately $15.9 million on June 30, 2026.

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

The Company’s deferred tax accounts are comprised of the following as of:

	June 30, 2026	June 30, 2025
Deferred tax assets
Net operating loss	$14,312,592	$1,721,161
Capitalized R&D expense	835,625	516,994
Accrued warranty expense	92,911	70,385
Lease liabilities	8,085,755	236,020
Allowance for credit losses	584,498	195,696
Stock-based compensation expenses	-	166,847
Depreciation of property and equipment	3,863	-
Less: valuation allowance	(15,892,452)	(2,678,143)
Total deferred tax assets	8,022,792	228,960

Deferred tax liabilities:
Depreciation of property and equipment	$-	$(1,066)
Right of use assets	(8,022,792)	(227,894)
Total deferred tax liability	(8,022,792)	(228,960)
Total deferred tax accounts, net	$-	$-

The following is a supplemental schedule of cash paid for income taxes:

	Year Ended June 30,
	2026	2025
Cash paid during the period for income taxes, net of refunds:
Federal	$—	$—
State
Arizona	—	50
California	6,400	800
New Jersey	4,000	—
Texas	28,929	—
Verginia	3,000	—
Total cash paid during the period for income taxes	$42,329	$850

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the marketing performance and measures the unrecognized benefits associated with the tax positions. As of June 30, 2026 and 2025, the Company did not have any significant unrecognized uncertain tax positions.

Note 18 — Disaggregated information of revenues

Disaggregated information of revenues by product type is as follows:

	For the Years Ended
	June 30,
	2026	2025

Tablet products	$930,845	$509,843
Mobile phone products	47,016,135	59,696,955
Wearable products	3,048,655	3,444,077
Subtotal product revenues	50,995,635	63,650,875
App service commission revenue	1,578,328	2,166,477
Other services	10,469	101,814
Subtotal service revenues	1,588,797	2,268,291
Total revenues, net	$52,584,432	$65,919,166

Disaggregated information of revenues by business line is as follows:

	For the Years Ended
	June 30,
	2026	2025

Wholesale revenues	$48,884,902	$62,316,253
E-Commerce revenues	2,110,733	1,334,622
Subtotal product revenues	50,995,635	63,650,875
App service commission revenue	1,578,328	2,166,477
Other services	10,469	101,814
Subtotal service revenues	1,588,797	2,268,291
Total revenues, net	$52,584,432	$65,919,166

Note 19 — Basic and diluted loss per share

Basic loss per share is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted loss per share attributable to common stockholders adjusts basic loss per share for the potentially dilutive impact of non-participating shares of common stock that are subject to the conversion of warrants and RSUs. Certain securities may be anti-dilutive and would be excluded from the calculation of diluted loss per share and disclosed separately. Because of the nature of the calculation, particular securities may be dilutive in some periods and anti-dilutive in other periods.

The following table presents the computation of basic and diluted loss per share attributable to common stockholders, for the periods presented:

	For the Years Ended June 30,
	2026	2025

Net loss attributable to the Company’s stockholders – basic and diluted loss per share	$(52,689,934)	$(9,020,136)
		-
Basic and diluted weighted average shares outstanding*	6,921,884	6,148,467

Basic and diluted loss per share	$(7.61)	$(1.47)

*	There were no shares that have a dilutive effect for the years ended June 30, 2026 and 2025.

The following table outlines dilutive common share equivalents outstanding, which are excluded in the above diluted net loss per share calculation, as the effect of their inclusion would be anti-dilutive or the share equivalents were contingently issuable as of each period presented:

	For the Years Ended June 30,
	2026	2025

Warrants *	12,145,917	12,145,917
RSUs*	389,154	693,929
Total	12,535,071	12,839,846

*	The Company’s outstanding warrants and RSUs were excluded from the computation of diluted EPS because it has anti-dilutive effect as the company had a net loss during the periods presented.

Note 20 — Segment information

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

The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net loss, as reported in the consolidated statements of operations. The following table presents the significant revenue and expense categories of the Company’s single operating segment:

	For The Years Ended
	June 30,	June 30,
	2026	2025

Revenues, net	$52,584,432	$65,919,166
Less cost of goods sold	50,893,464	61,144,561
Less significant segment expenses:
Commission expenses	347,768	598,971
Marketing consulting expenses	719,031	1,458,879
Products testing and certification expenses	460,774	555,401
Warranty expenses	159,463	315,873
Marketing and advertising expenses	995,486	368,189
Other selling and marketing expenses	313,193	107,569
Payroll and payroll tax expenses	3,786,578	4,310,049
Professional expenses	2,395,481	1,953,380
Insurance expenses	668,686	622,179
Credit losses	1,811,876	913,190
Office expenses	314,322	329,571
Rent expenses	3,822,318	260,527
Travel expenses	114,838	239,999
Impairments of right-of-use assets	25,855,427	-
Other general and administrative	185,642	178,202
Other research and development expenses	2,375,385	1,308,130
Research and development expenses-related party	-	136,752
Stock-based compensation expenses	1,261,554	815,678
Other segment items:
Interest expense	8,758,798	4,959,055
Other expense (income), net	23,984	(25,589)
Change in fair value of earnout liabilities	-	(5,688,007)
Provision for income taxes	10,302	76,743
Segment net loss	$(52,689,938)	$(9,020,136)

Note 21 — Subsequent events

The Company evaluated all events and transactions that occurred after June 30, 2026 up through the date the Company issued these consolidated financial statements. Based on this review, except disclosed below, the Company did not identify any subsequent events that would require adjustment or disclosure in the consolidated financial statements.

On July 22, 2026, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department of the Nasdaq notifying the Company that, for a period of 30 consecutive business days, the Company’s MVLS closed below the $35,000,000 MVLS threshold required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has until January 19, 2027 to regain compliance with the MVLS Requirement (the “MVLS Compliance Period”). To regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days during the MVLS Compliance Period. If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel. The Company intends to actively monitor the market value of its listed securities and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement. There can be no assurance that the Company will be able to regain compliance with Nasdaq Listing Rule 5550(b)(2), or maintain compliance with any other listing requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and our chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, during the period covered by this report, our disclosure controls and procedures were not effective due to the identified material weakness described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2026 due to the material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data, which includes:

-	Lack of sufficient segregation of duties due to limited resources;

-	Lack of adequate design of controls and proper documentation needed in order to demonstrate that controls in place are operating effectively for significant transaction classes;

-	Inability to prepare complete and accurate financial statements in accordance with GAAP in a timely manner;

-	Inappropriate implementation of controls over the identification of related party transactions;

-	Lack of appropriate design of controls over the completeness and accuracy of App services revenue; and

-	lack of implementation of controls in determining an appropriate incremental borrowing rate for leases to ensure consistent application of a formal methodology aligned with the requirements of ASC 842.

Following	the identification of the material weakness, we plan to take remedial measures including:

-	hiring more qualified accounting personnel with relevant GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework;

-	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; and

-	establishing internal audit function by engaging an external consulting firm to assist us with assessment of Sarbanes-Oxley Act compliance requirements and improvement of overall internal control.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above in our remediation efforts.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this report.

Name	Age	Position
Executive Officer
Greg Foley	57	Chief Executive Officer
“Joy” Yi Hua	50	Chairwoman, Chief Financial Officer, and Director
Haitao Cui	47	Executive Vice President and Director
Board of Directors
“Joy” Yi Hua	50	Chairwoman and Director
Haitao Cui	47	Director
Michelle Jie Shen	39	Independent Director
Edmund R. Miller	68	Independent Director
John Chiang	62	Independent Director

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

Independent Directors

Ms. Michelle Jie Shen  has served as our independent director since December 2025. Ms. Shen brings to the Board more than two decades of financial management experience. Currently, Ms. Shen serves as Finance Business Partner, Ultrasound North America Region at Philips (Euronext Amsterdam: PHIA; NYSE: PHG), the global health technology and consumer electronics company headquartered in the Netherlands, a position she has held since April 2025. Ms. Shen served in various roles at Philip’s Boston office, Shanghai office, and the headquarters in the Netherlands. She rejoined Philips in 2012, first serving as Director of Accounting Operations, Greater China from 2012 to 2016, and then taking Finance Business Partner roles in various Health Tech businesses in Philips, both in China and in the Netherlands. Earlier in her career, Ms. Shen served in various roles at the China headquarter and joint ventures for SPX Corporation (NYSE: SPXC), a leading American engineering manufacturer, from 2008 to 2012, including as Chief Financial Officer of the SPX’s joint venture with Shanghai Electric, a leading power generation company, and as Finance Director of SPX’s Asia Pacific businesses. Ms. Shen started her career at Philips in 2000 where she worked in various functions in the Greater China finance department until 2008, mainly in Consumer Electronics industry. Ms. Shen received her Master’s Degree in Accounting and Finance in 2000, and her Bachelor’s Degree in Business English, both from the Shanghai University of Finance and Economics.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that determined that each of Ms. Shen, Mr. Miller and Mr. Chiang qualifies as “independent” as defined under the applicable Nasdaq rules, and the Board of Directors consist of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

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

In addition, from time to time, special committees may be established under the direction of the Board when the Board deems it necessary or advisable to address specific issues. Current copies of our committee charters are posted on our website, as required by applicable SEC and Nasdaq Stock Market rules. The information on or available through any of such website is not deemed incorporated in this prospectus and does not form part of this prospectus.

Audit Committee

Our audit committee consist of Ms. Shen, Mr. Miller and Mr. Chiang, with Ms. Shen serving as its chair. The Board determines that each of these individuals satisfies the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the Nasdaq Stock Market. Each member of audit committee satisfies the requirements for financial literacy under the applicable Nasdaq Stock Market rules. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board determines that Ms. Shen qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Stock Market rules. In making this determination, the Board considered Ms. Shen’s formal education and previous and current experience in financial and accounting roles. Both our independent registered public accounting firm and management periodically meet privately with the our audit committee.

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

Compensation Committee

Our compensation committee consists of Ms. Shen, Mr. Miller and Mr. Chiang, with Mr. Miller as its chair. The Board determines that each of Ms. Shen, Mr. Miller and Mr. Chiang are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. The Board determines that Ms. Shen, Mr. Miller and Mr. Chiang are “independent” as defined under the applicable Nasdaq listing standards, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities will include, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Shen, Mr. Miller and Mr. Chiang, with Mr. Chiang as its chair. The Board determines that each of Ms. Shen, Mr. Miller and Mr. Chiang is “independent” as defined under the applicable listing standards of Nasdaq and SEC rules and regulations.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended June 30, 2026, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, except that Mr. James Liao, Mr. Greg Foley and Mr. Haitao Cui were late in filing Forms 4 in connection with sales of common stock.

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

The table below shows the details of the compensation we paid to each NEOs during the past two fiscal years:

Name and Principal Position	2025 Salary ($)	2026 Salary ($)(1)	Bonus ($)	2025 Equity Awards ($)(2-7)	2026 Equity Awards(2-7) ($)	All Other Compensation ($)
Greg Foley
Chief Executive Officer	$265,833	$165,000	N/A	N/A	$66,547	N/A
Haitao Cui
Executive Vice President	$290,000	$180,000	N/A	N/A	$387,250	N/A
“Joy” Yi Hua
Chairwoman and Chief Financial Officer	$290,000	$180,000	N/A	N/A	$190,019	N/A
James Liao
Chief Technology Officer	$177,000	$144,000	N/A	N/A	$85,111	N/A

(1)	The amounts reflect the compensation we paid to each NEOs prior to June 30, 2026 and don’t include the amounts accrued and payable as of June 30, 2026.

(2)	The amounts reflect the aggregate grant date fair value of restricted stock units granted on November 5, 2024, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation (FASB ASC Topic 718). These amounts may not correspond to the actual value eventually realized by the NEOs, which depends in part on the market value of our common stock in future periods. The restricted stock units awarded vest over four years, with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting in equal quarterly installments beginning in year two, subject in each case to the recipient’s continued service through the applicable vesting dates.

(3)	24,312 restricted stock units were awarded to Mr. Foley on November 5, 2024.

(4)	141,463 restricted stock units were awarded to Mr. Cui on November 5, 2024.

(5)	69,415 restricted stock units were awarded to Ms. Hua on November 5, 2024.

(6)	31,090 restricted stock units were awarded to Mr. Liao on November 5, 2024.

(7)	Mr. Liao resigned from the Company effective August 14, 2026.

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

Director Compensation

Name	2025 Salary ($)(1)	2026 Salary ($)	Bonus ($)	2026 Equity Awards ($)	All Other Compensation ($)
“Eva” Yiqing Miao(2)	$75,000	$30,000	N/A	N/A	N/A
Edmund R. Miller	$75,000	$100,000	N/A	$13,104	N/A
John Chiang	$58,333	$100,000	N/A	$43,683	N/A
Michelle Jie Shen(2)	$ N/A	$30,000	N/A	N/A	N/A

(1)	Ms. Miao and Mr. Miller were appointed as directors of the Company on September 26, 2024, and Mr. Chiang was appointed as the director of the Company on November 13, 2024.

(2)	Ms. Miao resigned from the Board effective December 22, 2025, and Ms. Shen was elected to the Board effective December 22, 2025.

(3)	4,787 restricted stock units were awarded to Mr. Miller on November 5, 2024. The restricted stock units awarded vest over four years, with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting in equal quarterly installments beginning in year two, subject in each case to the recipient’s continued service through the applicable vesting dates.

(4)	19,149 restricted stock units were awarded to Mr. Chiang on January 22, 2025. The restricted stock units awarded vest over four years, with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting in equal quarterly installments beginning in year two, subject in each case to the recipient’s continued service through the applicable vesting dates.

We have entered into offer letters with each of the independent directors, pursuant to which each independent director is entitled to receive $60,000 - $100,000 in cash compensation per year, subject to the review and determination by the Board.

Outstanding Equity Awards

The Company has not granted any options to our directors and NEOs as of June 30, 2026.

The following table presents information regarding the outstanding restricted stock units held by each of our directors and NEOs as of June 30, 2026.

Equity Awards
Name	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stack that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Greg Foley(1)	—	—	15,196	$49,691
Chief Executive Officer
Haitao Cui(1)	—	—	88,415	$289,117
Executive Vice President
“Joy” Yi Hua(1)	—	—	43,385	$141,769
Chairwoman and Chief Financial Officer
Michelle Jie Shen	—	—	0	—
Director
Edmund R. Miller(1)	—	—	2,992	$9,784
Director
John Chiang(2)	—	—	13,165	$43,050
Director

(1)	The Company grant such numbers of restricted stock units to each of these directors or NEOs on November 5, 2024. The restricted stock units awarded vest over four years, with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting in equal quarterly installments beginning in year two, subject in each case to the recipient’s continued service through the applicable vesting dates.

(2)	The Company grant such number of restricted stock units to the director on January 22, 2025. The restricted stock units awarded vest over four years, with 25 percent vesting on the one-year anniversary of the grant date and the remaining 75 percent vesting in equal quarterly installments beginning in year two, subject in each case to the recipient’s continued service through the applicable vesting dates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 7,074,907shares of common stock outstanding as of September 25, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares that the person has the right to acquire within 60 days are included, including through the exercise of Warrants or any option or other right or the conversion of any other security. However, these shares are not included in the computation of the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Foxx Development Holdings Inc., 15375 Barranca Parkway C106, Irvine, CA 92618.

	Beneficial Ownership
	Common Stock
Name and Address of Beneficial Owner	Shares		% of Class
Directors and Named Executive Officers
Greg Foley	3,038		*
“Joy” Yi Hua(1)	10,030,541	(5)	67.24%
Haitao Cui	49,066		*
Michelle Jie Shen	—		—
Edmund R. Miller	2,094		*
John Chiang	7,180		*
All directors and executive officers as a group	10,091,919		67.65%

5% Beneficial Owner
Acri Capital Sponsor LLC(1)	10,000,173	(6) (7)(9)(11)	67.03%
BRR Investment Corp(2)	2,081,100		29.42%
New Bay Capital Limited(3)	2,930,426	(7)	31.26%
BR Technologies Pte. Ltd.(4)	597,223		8.44%
BayRoad Holdings Limited (8)	3,177,600	(9)	33.19%
Grazyna Plawinski Limited(10)	2,508,276	(11)	28.12%

*	Represents beneficial ownership of less than 1%.

(1)	“Joy” Yi Hua, our CFO, is the sole manager and member of Acri Capital Sponsor LLC. By virtue of this relationship, Ms. Hua may be deemed to have beneficial ownership of the securities held of record by Acri Capital Sponsor LLC. The address of Acri Capital Sponsor LLC is 13284 Pond Springs Rd, Ste 405, Austin, Texas 78729.

(2)	BRR Investment Corp. is a limited liability company incorporated under laws of U.S. Virgin Islands. Lapistone Trust LLC, the trustee of Durabilis Trust, owner of BRR Investment Corporation, has directed voting and investment discretion with respect to the securities held by the BRR. The address of BRR Investment Corp. is Royal Palms Professional Building, 9053 Estate Thomas, Ste. 101, St. Thomas, U.S. Virgin Islands, 00802.

(3)	New Bay Capital Limited is a limited liability company incorporated in Hong Kong and wholly-owned by New Bay Capital (Cayman) Corporation, an exempted corporation incorporated under laws of Cayman Island and wholly-owned by Mr. Shi Liu, who has the voting and dispositive power with respect to the securities owned by this entity. The address of New Bay Capital Limited is Rm. 805, 8/F, Harbour Crystal Center, No. 100 Granville Road, Tsim Sha Tsui, KL, Hong Kong. This information is based solely on a Schedule 13D/A filed by New Bay Capital Limited, with the SEC on May 5, 2026.

(4)	BR Technologies Pte. Ltd. is a limited liability company incorporated in Singapore and wholly-owned by Mr. Baoman Xu, who has the voting and dispositive power with respect to the securities owned by this entity. The address of BR Technologies Pte. Ltd. is 51 Normanton Park, #24-29 Normanton Park, Singapore 117281. This information is based solely on a Schedule 13D filed by BR Technologies Pte. Ltd. with the SEC on October 7, 2024 and the amount of forfeited shares in the escrow account.

(5)	Represents (i) 30,368 shares of Common Stock held by Ms. Joy Yi Hua, (ii) 2,156,250 shares of Common Stock, and 7,843,923 Warrants held by Acri Capital Sponsor LLC.

(6)	Represents 2,156,250 shares of Common Stock, and 7,843,923 Warrants held.
(7)

Represents 630,426 shares of Common Stock, and 2,300,000 Warrants held. On May 1, 2026, New Bay Capital Limited ("New Bay") and Acri Capital Sponsor LLC entered into a Securities Transfer Agreement, pursuant to which New Bay agreed to purchase 2,300,000 Warrants from Acri Capital Sponsor LLC. This information is based solely on a Schedule 13D/A filed by New Bay Capital Limited, with the SEC on May 5, 2026.

(8)	BayRoad Holdings Limited (“BayRoad”) is a Hong Kong company. Xingrong Han, the director of BayRoad Holdings Limited, has the voting and dispositive power with respect to the securities owned by this entity. The principal business address of BayRoad Holdings Limited is Room 1801C, Building 7, Qianhai Excellence Financial Center (Phase I), No. 5033 Menghai Avenue, Shenzhen, China. This information is based solely on a Schedule 13D filed by BayRoad Holdings Limited with the SEC on May 8, 2026.

(9)	Represents 677,600 shares of Common Stock and 2,500,000 Warrants held. On May 1, 2026, BayRoad and Acri Capital Sponsor LLC entered into a Securities Transfer Agreement, pursuant to which BayRoad agreed to purchase from Acri Capital Sponsor LLC 635,000 shares of Common Stock and 2,500,000 Warrants. This information is based solely on a Schedule 13D filed by BayRoad Holdings Limited with the SEC on May 8, 2026.

(10)	Grazyna Plawinski Limited (“Grazyna”) is a Hong Kong company. Xiaohan Li, the director of Grazyna, has the voting and dispositive power with respect to the securities owned by this entity. The principal business address of Grazyna Plawinski Limited is Unit 2A16, Tianxiang Building, Tian'an Digital City, No. 12 Tairan 5th Road, Futian District, Shenzhen, China. This information is based solely on a Schedule 13D filed by Grazyna with the SEC on May 8, 2026.

(11)	Represents 664,353 shares of Common Stock and 1,843,923 Warrants held. On May 1, 2026, Grazyna and Acri Capital Sponsor LLC entered into a Securities Transfer Agreement, pursuant to which Grazyna agreed to purchase from Acri Capital Sponsor LLC 365,000 shares of Common Stock and 1,843,923 Warrants. This information is based solely on a Schedule 13D filed by Grazyna with the SEC on May 8, 2026.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of the fiscal year ended June 30, 2026.

	Number of common shares to be issued upon exercising of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of common shares remaining available for future issuance under equity plans (excluding shares reflected in column a) (c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	—	—	—
2024 Equity Incentive Plan	389,154	$—	804,271
Total	389,154	$—	804,271

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless described below, during the last two fiscal years, there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Prepaid expenses — related party

Name of Related Party	Relationship	Nature	June 30, 2026	June 30, 2025

Azure Horizon LLC (“Azure”)	Owned by an immediate family member of the Company’s 10% or more shareholder (a “10%+ shareholder”)	Prepaid service fees	$-	$8,000

Other payable — related party

Other payable — related parties consists of the following:

Name of Related Party	Relationship	Nature	June 30, 2026	June 30, 2025

Wuhan Haoxun Communication Technology Co. Ltd (“Wuhan Haoxun”)(1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	Research and development fees	$-	$18,792
Acri Capital Sponsor LLC	the Company’s 10%+ shareholder	Unconverted working capital loan balance in ACAC	-	245,509
Swiftfulfill Warehouse LLC (“Swiftfulfill”) (2)	Owned by an immediate family member of the Company’s 10%+ shareholder	Consulting fees and expenses paid on behalf of the Company	4,433	8,566
“Joy” Yi Hua	Chairwoman, Chief Financial Officer and Director of the Company	Expenses paid on behalf of the Company	-	50
Total			$4,433	$272,917

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for the research and development project. The project was completed during the year ended June 30, 2025.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder. The agreement was terminated on June 19, 2026.

Research and development expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2026	For the Year Ended June 30, 20265

Wuhan Haoxun (1)	Controlled by an immediate family member of the Company’s 10%+ shareholder	$-	$136,752

(1)	On September 1, 2022, the Company entered into an agreement with Wuhan Haoxun for a research and development project. The project was completed during the year ended June 30, 2025.

Consulting expenses

Name of Related Party	Relationship	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025

Azure(1)	Owned by an immediate family member of the Company’s 10%+ shareholder	$84,982	$485,200
Swiftfulfill(2)	Owned by an immediate family member of the Company’s 10%+ shareholder	88,433	63,000
Total		$173,415	$548,200

(1)	On September 1, 2022, the Company entered into a consulting agreement to receive consulting services provided by Azure, a consulting company which is owned by an immediate family member of a 10%+ shareholder. The agreement was terminated on May 12, 2026.

(2)	On October 1, 2024, the Company entered into a consulting agreement to receive consulting services provided by Swiftfulfill, a consulting company which is owned by an immediate family member of a 10%+ shareholder. The agreement was terminated on June 19, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Marcum for the period from July 1, 2024 and through May 1, 2025 and CBIZ for the remainder of the fiscal year of June 30, 2025 and the year ended June 30, 2026.

	2026	2025
Audit Fees	$647,000	$425,652
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Pre-Approval of Services

On September 28, 2026, by unanimous written consent, the audit committee approved and ratified all of the foregoing services.

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

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 18, 2024, by and among ACAC, Purchaser, Merger Sub, and Foxx (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by ACAC with the SEC on February 20, 2024)
2.2	Amendment to Business Combination Agreement, dated as of May 31, 2024, by and among ACAC, the Registrant, Merger Sub and Foxx (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by ACAC with the SEC on June 3, 2024)
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the SEC on July 19, 2024).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
3.3	Bylaws of Foxx Development Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
4.1	Warrant Agreement, dated June 9, 2022, between ACAC and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by ACAC with the SEC on June 14, 2022).
4.2	Warrant Assumption Agreement, dated September 25, 2024, between the Registrant and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
4.3	Description of Securities of the Registrant. (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended June 30, 2024)

10.1	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated June 21, 2023 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.2	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated December 21, 2023 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.3	Securities Purchase Agreement, by and between Foxx and New Bay Capital Limited, dated March 15, 2024 (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.4	Securities Purchase Agreement, by and among Foxx, BR Technologies Pte. Ltd. and Grazyna Plawinski Limited, dated May 30, 2024 (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.5	2024 Foxx Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.7	Form of Offer Letter from Registrant to Independent Directors of the Registrant (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.8	Employment Agreement, dated September 26, 2024, by and between Foxx and Greg Foley, CEO (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.9	Employment Agreement, dated September 26, 2024, by and between Foxx and “Joy” Yi Hua, Chairwoman and CFO (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.10	Employment Agreement, dated September 26, 2024, by and between Foxx and Haitao Cui, EVP (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended June 30, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the year ended June 30, 2024)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the year ended June 30, 2024)
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K for the year ended June 30, 2024)
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K for the year ended June 30, 2024)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foxx Development Holdings Inc.

Dated: September 28, 2026	By:	/s/ Greg Foley
	Name:	Greg Foley
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Greg Foley	Chief Executive Officer	September 28, 2026
Greg Foley	(Principal executive officer)

/s/ “Joy” Yi Hua	Chief Financial Officer	September 28, 2026
“Joy” Yi Hua	(Principal Financial and Accounting Officer) and Chairwoman Director

/s/ Haitao Cui	Director	September 28, 2026
Haitao Cui

/s/ Michelle Jie Shen	Independent Director	September 28, 2026
Michelle Jie Shen

/s/ Edmund R. Miller	Independent Director	September 28, 2026
Edmund R. Miller

/s/ John Chiang	Independent Director	September 28, 2026
John Chiang